Form 10-Q
period 2021-09-30
Freshworks Inc.
filed 2021-11-05
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-40806
Freshworks Inc.
(Exact name of registrant as specified in its charter)

Delaware	2950 S. Delaware Street, Suite 201	33-1218825
(State or other jurisdiction of incorporation or organization)	San Mateo, CA 94403	(I.R.S. Employer Identification No.)
(Address of Principal executive offices)
(650) 513-0514
Registrant's telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	FRSH	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No  ☒
As of October 31, 2021, the number of shares of registrant’s Class A common stock outstanding was 34,470,180 and the number of shares of the registrant’s Class B common stock outstanding was 228,656,730 .

FRESHWORKS INC.
TABLE OF CONTENTS

		Page
SELECTED RISKS AFFECTING OUR BUSINESS		2
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of December 31, 2020 and September 30, 2021	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	7
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	8
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	9
	Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2021 and 2020.	11
	Notes to Condensed Consolidated Financial Statements	13
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	45
ITEM 4.	Controls and Procedures	45
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	47
ITEM 1A.	Risk Factors	47
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
ITEM 3.	Defaults Upon Senior Securities	87
ITEM 4.	Mine Safety Disclosures	87
ITEM 5.	Other Information	87
ITEM 6.	Exhibits	87
SIGNATURES		89

SELECTED RISKS AFFECTING OUR BUSINESS
Investing in our Class A common stock involves numerous risks, including the risks described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Below is a summary of some of the risks and uncertainties as of the date of the filing of this Quarterly Report on Form 10-Q, any one of which could materially adversely affect our business, financial condition, operating results, and prospects. You should read this summary together with the more detailed description of each risk factor contained below.
•We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
•We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•We have a limited operating history at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We track certain key business metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.
•We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
•Our quarterly results may fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
•The COVID-19 pandemic has affected how we and our customers operate, including our productivity, and has adversely affected the global economy, and the duration of and extent to which the pandemic will affect our business, future results of operations, and financial condition remains uncertain.
•If we are unable to attract new customers, convert customers using our trial versions into paying customers, and expand usage of our products within or across organizations, our revenue growth would be harmed.
•Our ability to attract new customers and increase revenue from existing customers depends on our ability to develop new features, integrations, capabilities, and enhancements and to partner with third parties to design complementary products.
•We recognize subscription revenue over the term of our customer contracts and, consequently, downturns or upturns in subscriptions for our products may not be immediately reflected in our operating results and may be difficult to discern.
•Our business depends substantially on our customers renewing their subscriptions and purchasing additional subscriptions from us, and any decline in our customer retention would harm our future operating results.
•We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business.
•A substantial portion of our business and operations are located in India, and we are subject to regulatory, economic, social, and political uncertainties in India.
•We may be subject to various labor laws, regulations, and standards in India. Non-compliance with and changes in such laws may adversely affect our business, results of operations, and financial condition.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, including our statements regarding the benefits and timing of the roll-out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:4
•our expectations regarding our annual recurring revenue (ARR), revenue, expenses, and other operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase the number of users who access our platform;
•our ability to increase usage of existing products;
•our ability to effectively manage our growth;
•our ability to achieve or sustain profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our sales and marketing efforts, and our ability to maintain and enhance our brand;
•the estimated addressable market opportunity for existing products and new products;
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to protect our intellectual property rights and any costs associated therewith;
•the effects of the coronavirus, or COVID-19, pandemic or other public health crises;
•our ability to compete effectively with existing competitors and new market entrants; and
•the size and growth rates of the markets in which we compete.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
Where You Can Find More Information
We announce material information to the public through a variety of means, including filings with the U.S. Securities and Exchange Commission, press releases, public conference calls, our website (freshworks.com) and the investor relations section of our website (ir.freshworks.com). We use these channels to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,179,958	$95,382
Marketable securities	146,592	142,733
Accounts receivable, net	44,298	34,270
Deferred contract acquisition costs	13,001	9,167
Prepaid expenses and other current assets	37,956	30,852
Total current assets	1,421,805	312,404

Property and equipment, net	21,205	20,784
Deferred contract acquisition costs, noncurrent	13,219	9,106
Intangible assets, net	2,985	6,223
Goodwill	6,181	6,181
Deferred tax assets	16,048	4,393
Other assets	6,062	8,333
Total assets	$1,487,505	$367,424
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,184	$3,710
Accrued liabilities	54,146	35,608
Deferred revenue	143,159	104,184
Income tax payable	865	8,740
Total current liabilities	201,354	152,242

Other liabilities	18,273	16,827
Total liabilities	219,627	169,069
Commitments and contingencies (Note 9)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.0001 par value per share; zero and 154,055,430 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 153,937,730 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $326,559 as of September 30, 2021 and December 31, 2020, respectively	—	2,895,096

FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value per share; 10,000,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value per share; zero and 285,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 77,619,030 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	1
Class A common stock, $0.00001 par value per share; 1,000,000,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; 37,128,830 and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.00001 par value per share; 350,000,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; 225,988,280 and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	4,464,100	—
Accumulated other comprehensive (loss) income	(20)	411
Accumulated deficit	(3,196,205)	(2,697,153)
Total stockholders' equity (deficit)	1,267,878	(2,696,741)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$1,487,505	$367,424
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$96,614	$66,187	$265,542	$176,658
Cost of revenue	22,236	13,163	57,632	37,020
Gross profit	74,378	53,024	207,910	139,638
Operating expense:
Research and development	57,087	13,249	91,377	53,062
Sales and marketing	96,785	34,164	188,155	95,348
General and administrative	60,759	5,558	76,785	43,953
Total operating expenses	214,631	52,971	356,317	192,363
(Loss) income from operations	(140,253)	53	(148,407)	(52,725)
Interest and other income, net	22,923	1,239	23,428	862
(Loss) income before income taxes	(117,330)	1,292	(124,979)	(51,863)
(Benefit from) provision for income taxes	(9,915)	(95)	(7,720)	3,896
Net (loss) income	(107,415)	1,387	(117,259)	(55,759)
Accretion of redeemable convertible preferred stock	(2,264,838)	(269,358)	(2,646,662)	(371,522)
Net loss attributable to common stockholders - basic and diluted	$(2,372,253)	$(267,971)	$(2,763,921)	$(427,281)

Net loss per share attributable to common stockholders - basic and diluted	$(24.72)	$(3.49)	$(32.96)	$(5.56)
Weighted average shares used in computing net loss per share attributable to common stockholders - basic and diluted	95,930	76,880	83,860	76,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(107,415)	$1,387	$(117,259)	$(55,759)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(18)	(494)	(431)	615
Comprehensive (loss) income	$(107,433)	$893	$(117,690)	$(55,144)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2021	153,938	$3,276,920	77,756	$1	$—	$(2)	$(3,088,790)	$(3,088,791)
Accretion of redeemable convertible preferred stock		2,264,838	—	—	(2,264,838)	—	—	(2,264,838)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(153,938)	(5,541,758)	153,938	2	5,541,756	—	—	5,541,758
Issuance of common stock upon initial public offering, net of underwriting discounts and offering expenses	—	—	31,350	—	1,062,453	—	—	1,062,453
Issuance of common stock upon exercise of stock options	—	—	73	—	12	—	—	12
Stock-based compensation	—	—	—	—	124,717	—	—	124,717
Unrealized loss on marketable securities	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(107,415)	(107,415)
Balances as of September 30, 2021	—	$—	263,117	$3	$4,464,100	$(20)	$(3,196,205)	$1,267,878

	Three Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of June 30, 2020	153,938	$1,436,736	76,857	$1	$—	$1,248	$(1,238,880)	$(1,237,631)
Accretion of redeemable convertible preferred stock	—	269,358	—	—	(110)	—	(269,248)	(269,358)
Issuance of common stock upon exercise of stock options	—	—	356	—	110	—	—	110
Unrealized loss on marketable securities	—	—	—	—	—	(494)	—	(494)
Net income	—	—	—	—	—	—	1,387	1,387
Balances as of September 30, 2020	153,938	$1,706,094	77,213	$1	$—	$754	$(1,506,741)	$(1,505,986)

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	153,938	$2,895,096	77,619	$1	$—	$411	$(2,697,153)	$(2,696,741)
Accretion of redeemable convertible preferred stock	—	2,646,662	—	—	(2,264,869)	—	(381,793)	(2,646,662)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(153,938)	(5,541,758)	153,938	2	5,541,756	—	—	5,541,758
Issuance of common stock upon initial public offering, net of underwriting discount and offering expenses	—	—	31,350	—	1,062,453	—	—	1,062,453
Issuance of common stock upon exercise of stock options	—	—	210	—	43	—	—	43
Stock-based compensation	—	—	—	—	124,717	—	—	124,717
Unrealized loss on marketable securities	—	—	—	—	—	(431)	—	(431)
Net loss	—	—	—	—	—	—	(117,259)	(117,259)
Balances as of September 30, 2021	—	$—	263,117	$3	$4,464,100	$(20)	$(3,196,205)	$1,267,878

	Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	153,938	$1,334,572	76,821	$1	$—	$139	$(1,122,861)	$(1,122,721)
Accretion of redeemable convertible preferred stock	—	371,522	—	—	(43,401)	—	(328,121)	(371,522)
Issuance of common stock upon exercise of stock options	—	—	392	—	121	—	—	121
Stock-based compensation	—	—	—	—	43,280	—	—	43,280
Unrealized gain on marketable securities	—	—	—	—	—	615	—	615
Net loss	—	—	—	—	—	—	(55,759)	(55,759)
Balances as of September 30, 2020	153,938	$1,706,094	77,213	$1	$—	$754	$(1,506,741)	$(1,505,986)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows Operating Activities:
Net loss	$(117,259)	$(55,759)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,792	8,215
Amortization of deferred contract acquisition costs	9,085	5,374
Stock-based compensation	124,259	43,280
Premium amortization on marketable securities	1,206	874
Gain realized on sale of marketable securities and non-marketable equity investment	(23,835)	(132)
Change in fair value of equity securities	(100)	(44)
Deferred income taxes	(11,721)	—
Other	133	184
Changes in operating assets and liabilities:
Accounts receivable	(10,039)	(6,116)
Deferred contract acquisition costs	(17,032)	(9,935)
Prepaid expenses and other assets	(14,823)	(6,312)
Accounts payable	(542)	(2,529)
Accrued and other liabilities	18,517	17,267
Deferred revenue	38,975	24,682
Net cash provided by operating activities	6,616	19,049
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,056)	(3,628)
Proceeds from sale of property and equipment	565	—
Capitalized internal-use software	(3,050)	(3,828)
Sale of non-marketable equity investment	23,979	—
Purchases of marketable securities	(154,828)	(99,058)
Sales of marketable securities	36,831	15,658
Maturities and redemptions of marketable securities	112,554	59,462
Acquired intangible assets	—	(1,750)
Business combination, net of cash acquired	—	(5,075)
Net cash provided by (used in) investing activities	11,995	(38,219)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts	1,069,348	—
Proceeds from exercise of stock options	43	121
Payment of deferred offering costs	(5,472)	—
Payment of acquisition-related liabilities	(900)	(1,200)
Net cash provided by (used in) financing activities	1,063,019	(1,079)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,081,630	(20,249)
Cash, cash equivalents and restricted cash, beginning of period	98,331	79,135
Cash, cash equivalents and restricted cash, end of period	$1,179,961	$58,886

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$1,179,958	$55,951
Restricted cash included in prepaid expenses and other current assets	—	1,916
Restricted cash included in other assets	3	1,019
Total cash, cash equivalents and restricted cash	$1,179,961	$58,886

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Cash paid for taxes	$6,981	$3,273
Non-cash investing and financing activities:
Purchased property and equipment included in accrued expenses	$16	$187
Property and equipment acquired through tenant improvement allowance	$—	$322
Deferred offering costs	$1,423	$—
Deferred purchase consideration for acquisition	$—	$900
Accretion of redeemable convertible preferred stock	$2,646,662	$371,522
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.Overview and Basis of Presentation
Description of business
Freshworks Inc. (Freshworks, or the Company) is a software development company that provides modern software-as-a-service (SaaS) products that are designed with the user in mind. The Company was incorporated in Delaware in 2010 and is headquartered in San Mateo, California, and has foreign subsidiaries located in India, Australia, the United Kingdom, Ireland, Germany, France, the Netherlands, and Singapore.
Initial Public Offering
In September 2021, the Company completed its initial public offering (IPO), in which it issued and sold 31,350,000 shares of its newly authorized Class A common stock at $36.00 per share, which included 2,850,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $1.1 billion from the IPO, after deducting underwriters’ discounts. As of September 30, 2021, deferred offering costs totaling $7.0 million were reclassified to stockholders' equity (deficit) as a reduction of the net proceeds from the IPO.
In connection with the IPO, all shares of common stock then outstanding were reclassified as Class B common stock, and all shares of redeemable convertible preferred stock then outstanding were converted into 153,937,730 shares of common stock on a one-to-one basis and then reclassified into Class B common stock. See Note 10 for additional details.
As detailed in Note 11—Stockholders' Equity and Stock-Based Compensation, under the 2011 Stock Plan, the Company granted employees restricted stock units (RSUs) with both a service and a liquidity performance condition. Upon the Company's IPO on September 22, 2021, the liquidity event condition was met for all RSUs. RSUs that had already met the service condition at that date are entitled to one share of Class B common stock for each vested RSU, which will be issued on the applicable settlement dates, which may occur in increments if certain stock price targets are met, and in any event will be fully settled approximately 180 days after the IPO.
Stock Split
In September 2021, the Company completed a 10-for-one forward stock split of the Company’s authorized, issued and outstanding stock. All share and per share information included in the accompanying condensed consolidated financial statements and notes thereto has been adjusted on a retrospective basis to reflect this stock split.

2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations, of comprehensive income (loss), of cash flows, and of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and its results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 22, 2021 (the Prospectus).
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the following:
•determination of standalone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations;
•allowance for doubtful accounts;
•expected benefit period of deferred contract acquisition costs;
•capitalization of internal-use software development costs;
•fair value of acquired intangible assets and goodwill;
•useful lives of long-lived assets;
•valuation of deferred tax assets;
•valuation of employee defined benefit plan;
•fair value of share-based awards, including performance-based awards; and
•fair value of redeemable convertible preferred stock.
Risk and Uncertainties
Due to the COVID-19 pandemic, the Company has temporarily closed its headquarters in San Mateo, California, and other offices around the world, required its employees to work remotely from home, and implemented travel restrictions, all of which have caused significant disruption in how the Company operates its business. At the same time, the operations of its partners and customers have also been disrupted. While the duration and extent of the COVID-19 pandemic depends largely on future developments that cannot be accurately predicted at this time, such as the extent of and effectiveness of containment actions and developed vaccines, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic could adversely affect demand for the Company’s products and services, lead to longer sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the existing customers to go out of business, limit the potential to generate additional business with new customers due to travel restrictions imposed, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. The Company is not aware of any specific event or circumstances related to COVID-19 or other estimates that would require it to update estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements.
Revenue Recognition
The Company derives revenue from subscription fees and related professional services. The Company sells subscriptions for its cloud-based solutions directly to customers and indirectly through channel partners through arrangements that are non-cancelable and non-refundable. The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service arrangements. The Company records revenue net of sales or value-added taxes.
On occasion, the Company sells subscriptions to third-party resellers. The price at which subscriptions are sold to the reseller is typically discounted, as compared to the price at which the Company would sell to an end customer, in order to enable the reseller to realize a margin on the eventual sale to the end customer. As pricing to the reseller is fixed, and the Company lacks visibility into the pricing provided by the reseller to the end customer, reseller revenue is recorded net of any reseller margin.
Subscription Revenue
Subscription revenue is primarily comprised of fees paid by the Company’s customers for accessing its cloud-based software during the term of the arrangement. Cloud-based services allow customers to use the Company’s multi-tenant software without requiring them to take possession of the software. Given that access to the cloud-based software represents a series of distinct services that comprise a single performance obligation that is satisfied over time, subscription revenue is recognized ratably over the contract term beginning on the commencement date of each contract, which is the date that the cloud-based software is made available to customers.
Professional Services Revenue
Professional services revenue is comprised of fees charged for services ranging from product configuration, data migration, systems integration, and training. The Company recognizes professional services revenues as services are performed.
Customers with Multiple Performance Obligations
Some of the Company’s contracts with customers contain both subscriptions and professional services. For these contracts, the Company accounts for individual performance obligations separately. The transaction price is allocated to the separate performance obligations on the basis of relative SSP. The Company determines SSP by taking into consideration historical selling price of these performance obligations in similar transactions, as well as current pricing practices and other observable inputs including, but not limited to, customer size and geography. As the Company’s go-to-market strategies evolve, it may modify its pricing practices in the future, which could result in changes to SSP.
Stock-Based Compensation
The Company issues stock options and restricted stock units (RSUs) to employees, consultants, and directors, and recognizes stock-based compensation expense using the straight line attribution method in the consolidated statements of operations. Stock-based compensation is recognized over the requisite service period, which is the vesting period of the respective awards. Prior to the IPO, there was no stock-based compensation expense recognized from RSUs as the liquidity event-related performance condition was not probable. Upon completion of the IPO, the performance condition became probable, and the Company recognized stock-based compensation expense. Forfeitures are accounted for when they occur.
Prior to the IPO, the fair market value of the Company's common stock on the date of the grant was determined based on independent third-party valuations as there was no public market. Subsequent to the IPO, the fair market value of the Company's common stock underlying the RSUs is determined based on the closing market price of its Class A common stock on the date of the grant.
For the performance-based award granted to the chief executive officer (CEO) with both a service-based vesting condition and a market condition (as discussed further in Note 11), the Company determines the fair value of the award by using the Monte Carlo simulation model. Since both vesting conditions have to be met for each tranche of the award to ultimately vest, the associated stock-based compensation expense is recognized over the longer of the derived service period or the requisite service period, using the accelerated attribution method. Provided that the CEO remains employed by the Company in his current position, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price goals are achieved.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance is based on the Company’s assessment of the collectability of accounts and is recorded as an offset to revenue and deferred revenue. The Company regularly reviews the adequacy of the allowance by considering the age of each outstanding invoice and the collection history. Accounts receivable deemed uncollectible are recognized as bad debt expense and classified as general and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the Company's allowance for doubtful accounts was $6.8 million and $6.4 million, respectively.
Defined Benefit Plan
Employees in India are entitled to benefits under the Gratuity Act, a defined benefit retirement plan covering eligible employees. The plan requires employers to provide for a lump-sum payment to eligible employees at retirement, death, and incapacitation or on termination of employment, of an amount based on the respective employee’s salary and tenure of employment. Employees in India are also entitled to a defined benefit plan with benefits based on an employee’s accumulated leave balance and salary. Both plans are unfunded arrangements.
Current service costs are accrued in the period to which they relate. The benefit obligations are calculated by a qualified actuary using the projected unit credit method and the unfunded position is recognized as a liability in the consolidated balance sheets. In measuring the defined benefit obligations, the Company uses a discount rate at the reporting date based on yields of local government treasury bills denominated in the same currency in which the benefits are expected to be paid, with maturities approximating the terms of the Company’s obligations.
Since the plan is unfunded, no annual contributions are required to be made as per applicable regulations. Disclosures required under ASC 715—Compensation—Retirement Benefits, have been omitted because the Company has deemed them immaterial to its consolidated financial statements. The benefit plans had a plan benefit obligation of $6.2 million and $5.6 million as of September 30, 2021 and December 31, 2020, respectively, included in other liabilities in the consolidated balance sheets.
Recent Accounting Pronouncements
New accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) under its ASC or ASU and adopted by the Company as of the specified effective date.
As an emerging growth company, the Jumpstart Our Business Startups Act (the JOBS Act) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted the requirements of ASU 2018-15 as of January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as right-of-use assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. Under the standard, lease expenses will continue to be recorded over the lease term in the consolidated statements of operations in a manner similar to the current standard. Certain practical expedients are available for lessees to elect upon adopting the new standard. This standard is effective for the Company on January 1, 2022, and early adoption is permitted. The Company plans to adopt Topic 842 on a modified basis using the optional transition method, and accordingly, will not restate comparative periods. Amounts and related disclosures for fiscal 2021 will continue to be presented in accordance with ASC 840, Leases. Amounts and disclosures for fiscal 2022 will be presented under ASC 842. The Company expects the impact of adoption to materially increase the right-of-use assets and lease liabilities in its condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. ASU 2016-13 will become effective for the Company on January 1, 2023, and the modified retrospective approach is the only available option, with a cumulative effect adjustment recorded to accumulated deficit as of the date of the adoption. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The standard eliminates certain exceptions related to the approach for intraperiod tax allocation and the methodology for calculating income taxes in an interim period. The standard also simplifies aspects of accounting for franchise taxes and enacted changes in tax or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis for goodwill. The guidance will become effective for the Company on January 1, 2022; early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements.
3.Revenue From Contracts with Customers
Revenue
The Company derives revenue from subscription fees and related professional services. The Company sells subscriptions for its cloud-based solutions directly to customers and indirectly through channel partners through arrangements that are non-cancelable and non-refundable. The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service arrangements. The Company records revenue net of sales or value-added taxes.

Disaggregation of Revenues
The following table summarizes revenue by the Company’s service offerings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscription services	$94,312	$64,258	$257,827	$171,869
Professional services	2,302	1,929	7,715	4,789
Total revenue	$96,614	$66,187	$265,542	$176,658
Deferred Revenue and Remaining Performance Obligations
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements.
Revenue recognized during the three months ended September 30, 2021 and 2020 from amounts included in deferred revenue at the beginning of these periods was $61.6 million and $38.9 million, respectively. Revenue recognized during the nine months ended September 30, 2021 and 2020 from amounts included in deferred revenue at the beginning of these periods was $95.6 million and $63.5 million, respectively.
The aggregate balance of remaining performance obligations as of September 30, 2021 was $199.0 million. The Company expects to recognize $159.3 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$23,604	$14,851	$18,273	$11,610
Add: Contract costs capitalized during the period	6,032	3,307	17,032	9,936
Less: Amortization of contract costs during the period	(3,416)	(1,986)	(9,085)	(5,374)
Balance at end of the period	$26,220	$16,172	$26,220	$16,172

4.Marketable Securities
Debt Securities
Debt securities are classified as available-for-sale and reported under marketable securities in the condensed consolidated balance sheets. The following table summarizes carrying amounts and fair values as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt Securities:
U.S. treasury securities	$97,587	$14	$(6)	$97,595
Corporate debt securities	45,403	6	(34)	45,375
Total	$142,990	$20	$(40)	$142,970

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Debt Securities:
U.S. treasury securities	$50,087	$136	$—	$50,223
Corporate debt securities	85,413	265	(5)	85,673
Asset-backed securities	3,247	15	—	3,262
Total	$138,747	$416	$(5)	$139,158
The amortized cost and fair value of the debt securities based on contractual maturities are as follows (in thousands):

	September 30, 2021
	Amortized Cost	Fair Value
Due within one year	$68,687	$68,693
Due after one year but within five years	74,303	74,277
Total	$142,990	$142,970
Equity Investments
Marketable equity investments consist of money market funds and corporate debt securities with original maturities of less than 90 days, and term bond mutual funds, and are measured at fair value. The cost of the money market funds and the corporate debt securities approximate fair value. The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the condensed consolidated statements of operations.
Non-marketable equity investments represent the Company’s interest in privately held entities which have no readily determinable fair values. The Company carries these investments at cost, less impairment. In September 2021, the Company sold its interest in a privately held entity for proceeds totaling $24.0 million, resulting in a gain of $23.8 million, which was recorded in interest and other income, net, in the condensed consolidated statements of operations.

The types of equity investments are summarized in the following table (in thousands):

		Condensed Consolidated Balance Sheets Classification	September 30, 2021	December 31, 2020
Type	Description
Marketable equity investments	Money market funds	Cash and cash equivalents	$1,140,671	$56,474
Marketable equity investments	Corporate debt securities	Cash and cash equivalents	3,000	—
Marketable equity investments	Term bond mutual funds	Marketable securities	3,622	3,575
Non-marketable equity investments	Investments in equity securities without a readily determinable fair value	Other assets	367	517
			$1,147,660	$60,566
The following table summarizes the realized and unrealized gains recognized in the condensed consolidated statements of operations for the term bond mutual funds during the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains recognized on marketable equity investments	$35	$107	$100	$44
Unrealized gains at the end of the period	$35	$107	$100	$44
5.Fair Value Measurements
The Company measures its financial assets at fair value in each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level 1—Inputs are observable and reflect quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2—Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.
Level 3—Inputs that are unobservable.
Cash equivalents and marketable equity securities are classified within Level 1 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Available-for-sale debt securities and derivative assets are classified within Level 2 if the investments are valued using model driven valuations which use observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Available-for-sale debt securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.
In connection with the acquisition of Natero, Inc., the Company recognized a liability on the acquisition date for the estimated fair value of the contingent consideration based on the probability of achieving certain milestones pursuant to the acquisition agreement. The fair value measurement of the contingent consideration is based on significant unobservable inputs and management judgment; therefore, it is categorized under Level 3.

The Company does not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of September 30, 2021 and December 31, 2020.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$1,140,671	$—	$—	$1,140,671
Corporate debt securities	—	3,000	—	3,000
Marketable securities:
U.S. treasury securities	97,595	—	—	97,595
Corporate debt securities	—	45,375	—	45,375
Term bond mutual funds	—	3,622	—	3,622
Total financial assets	$1,238,266	$51,997	$—	$1,290,263
Financial liabilities:
Acquisition-related contingent consideration	$—	$—	$800	$800

	December 31, 2020
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$56,474	$—	$—	$56,474
Marketable securities:
U.S. treasury securities	50,223	—	—	50,223
Corporate debt securities	—	85,673	—	85,673
Asset-backed securities	—	3,262	—	3,262
Term bond mutual funds	—	3,575	—	3,575
Total financial assets	$106,697	$92,510	$—	$199,207
Financial liabilities:
Acquisition-related contingent consideration	$—	$—	$775	$775
The following table represents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis, using Level 3 significant unobservable inputs (amounts in thousands):

	September 30, 2021	December 31, 2020
Beginning balance	$775	$1,950
Additions during the period	—	—
Payments during the period	—	(1,200)
Change in estimated fair value	25	25
Ending balance	$800	$775

6.Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Computers	$11,152	$9,249
Capitalized internal-use software	13,549	10,041
Office equipment	3,213	2,770
Furniture and fixtures	9,391	9,472
Motor vehicles	1,499	2,423
Leasehold improvements	4,274	4,274
Construction in progress	10	322
Total property and equipment	43,088	38,551
Less: accumulated depreciation and amortization	(21,883)	(17,767)
Property and equipment, net	$21,205	$20,784
Capitalization of costs associated with internal-use software were $1.3 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively; and $3.5 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the net carrying value of capitalized internal-use software was $8.3 million and $6.7 million, respectively.
Depreciation and amortization expense was $2.3 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively; and $6.6 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Accrued Liabilities
The following table summarizes accrued liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$13,317	$8,983
Acquisition-related liabilities	800	1,942
Accrued third-party cloud infrastructure expenses	2,357	1,572
Accrued reseller commissions	5,623	3,999
Accrued advertising and marketing expenses	7,982	2,412
Advanced payments from customers	2,716	2,815
Accrued taxes	16,311	8,645
Other accrued expenses	5,040	5,240
Total accrued liabilities	$54,146	$35,608
7.Business Combinations and Asset Purchase
AnsweriQ Inc. (AIQ)
In January 2020, the Company acquired all issued and outstanding shares of AIQ, a provider of machine learning and artificial intelligence self-service tools. The acquisition date cash consideration paid was $5.7 million. The Company acquired $4.0 million of developed technology with an estimated useful life of two years, and $1.7 million of goodwill which is primarily attributed to the assembled workforce.

Infiverve Technologies Private Ltd. and Infiverve Technologies Pte. Ltd. (collectively known as Flint)
In March 2020, the Company entered into an asset purchase agreement with Flint, an IT orchestration and cloud management platform, to complement Freshservice’s IT service management and IT operations management product capabilities, for a total consideration of $2.0 million in cash. The transaction was accounted for as an asset acquisition as the developed technology was the only asset acquired.
None of the above transactions had a material impact on the Company’s condensed consolidated financial statements; therefore, historical and proforma disclosures have not been presented.
8.Goodwill and Intangible Assets, Net
The carrying value of goodwill was $6.2 million as of September 30, 2021 and December 31, 2020.
Acquired intangible assets consist of developed technology and customer relationships and are amortized on a straight-line basis over their estimated useful lives. The following tables summarize acquired intangible assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$10,496	$(8,157)	$2,339	0.9
Customer relationships	1,600	(954)	646	1.7
Total	$12,096	$(9,111)	$2,985

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$10,496	$(5,218)	$5,278	1.5
Customer relationships	1,600	(655)	945	2.4
Total	$12,096	$(5,873)	$6,223
Total amortization of acquired intangible assets was $1.1 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively; and $3.3 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company recorded amortization of developed technology totaling $1.0 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively; and $3.0 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively, as cost of revenue in each of the respective periods in the condensed consolidated statements of operations.
The Company recorded amortization of customer relationships totaling $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively as sales and marketing expense in each of the respective periods in the condensed consolidated statements of operations.

Expected future amortization expense related to acquired intangible assets is as follows (in thousands):

As of September 30,	Amortization Expense
2021 (remaining three months)	$1,091
2022	1,591
2023	303
Total future amortization	$2,985
9.Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through September 2028. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
In September 2018, the Company entered into a lease agreement for its corporate headquarters located in San Mateo, California, which it occupied in January 2019. This lease covers approximately 22,000 square feet of office spaces at a monthly base rent of $113,246, increasing approximately 3% annually. The lease expires in July 2026, with an option to extend the lease for another five years, subject to certain requirements. The total commitment is $10.5 million with a tenant improvement allowance of $1.5 million.
Deferred rent was $4.8 million and $5.1 million as of September 30, 2021 and December 31, 2020, respectively, of which $3.9 million and $4.6 million was classified in other liabilities in the condensed consolidated balance sheets, in each of the periods, respectively.
Rent expense for operating leases was $2.4 million and $2.5 million for the three months ended September 30, 2021 and 2020, respectively, and $7.3 million and $7.6 million for the nine months ended September 30, 2021 and 2020, respectively.
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. As of September 30, 2021, other contractual commitments totaling $48.5 million remain outstanding under these agreements though 2024.
Litigation and Loss Contingencies
From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, Legal Proceedings) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending Legal Proceedings that the Company believes will have a material adverse impact on the business or condensed consolidated financial statements.
Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including losses arising out of intellectual property infringement claims made by third parties, if the Company has violated applicable laws, if the Company is negligent or commits acts of willful misconduct, and other liabilities with respect to its products and services and its business. In these circumstances, payment is typically conditional on the other party making a claim pursuant to the procedures specified in the particular contract. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements.

10.Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 153,937,730 shares of common stock on a one-to-one basis and then reclassified into Class B common stock, and their carrying value of $5.6 billion was reclassified into stockholders' equity (deficit). As of September 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
As of December 31, 2020, there were 154,055,430 authorized shares and 153,937,730 issued and outstanding shares of redeemable convertible preferred stock with aggregate liquidation preference of $326.6 million.
Accretion of the redemption price of the redeemable convertible preferred stock was $2.3 billion and $269.4 million for the three months ended September 30, 2021 and 2020, respectively, and $2.7 billion and $371.5 million for the nine months ended September 2021 and 2020, respectively. The accretion was first recorded against additional paid-in capital to the extent that it became exhausted, with the remainder charged against accumulated deficit.
Preferred Stock Transactions
In January 2020, an investor, also a member of the Board of Directors of the Company (the Board) at that time, entered into a secondary transaction to sell 26,210 shares of redeemable convertible Series A preferred stock, 1,314,830 shares of redeemable convertible Series B preferred stock, and 448,110 shares of redeemable convertible Series C preferred stock to a new investor for a total price in excess of the fair value of the shares. The sale was facilitated by the Company and deemed compensatory to the seller. The amount paid by the investor to acquire the shares was $25.5 million, while the fair value of the shares on the transaction date was $14.7 million. The excess value of $10.8 million was recognized as stock-based compensation expense by the Company in general and administrative expense in its condensed consolidated statements of operations.
See Note 11 for a discussion of stock-based compensation recognized from the secondary transaction involving the repurchases of redeemable convertible preferred stock (as described above) and common stock from the Company’s founders and employees.
11.Stockholders' Equity and Stock-Based Compensation
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company has two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock and 350,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.00001 per share, and are referred to as common stock throughout these notes to the condensed consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock automatically convert to Class A common stock upon the following: (1) sale or transfer of such share of Class B common stock, except for certain permitted transfers as described in our amended and restated certificate of incorporation; (2) the death of such Class B common stockholder (or nine months after the date of death if the stockholder is our founder); and (3) on the final conversion date, defined as the earlier of (a) the last trading day of the fiscal year following the seventh anniversary of the IPO; or (b) the date specified by a vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a single class.
Shares of common stock reserved for future issuance were as follows (shares in thousands):

	September 30, 2021	December 31, 2020
Redeemable convertible preferred stock	—	153,938
2011 Stock Plan:
Options and RSUs outstanding	60,319	36,024
Shares reserved for future award issuances	—	9,981
2021 Equity Incentive Plan:
Shares reserved for future award issuances	35,059	—
2021 Employee Stock Purchase Plan	6,500	—
Total shares of common stock reserved for issuance	101,878	199,943
Equity Incentive Plans
In 2011, the Company adopted the 2011 Stock Plan (the 2011 Plan) pursuant to which the board of directors (the Board) may grant incentive stock options to purchase shares of the Company’s common stock, non-statutory stock options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock and RSUs. The 2011 Plan was terminated in September 2021 in connection with the IPO but continues to govern the terms of outstanding awards that were granted prior to its termination. With the establishment of the 2021 Equity Incentive Plan (the 2021 Plan) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock-based awards granted under the 2011 Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Plan.
In August 2021, the Board adopted the 2021 Plan, which became effective upon the IPO. Upon adoption, the 2021 Plan began with a reserve of 35,000,000 new shares of Class A common stock for future issuance, with (i) an automatic increase occurring on January 1 of each year by 5% of the aggregate number of shares of common stock of all classes issued and outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the Board prior to January 1 of each year. The reserve is reduced by the number of shares granted, and increased by the number of shares subject to stock options or other stock awards that would have otherwise returned to the 2011 Plan, up to a maximum of 51,178,920 shares. As of September 30, 2021, 59,470 shares cancelled from the 2011 Plan were added to the reserve, increasing it to 35,059,470 shares available for future issuance, and no shares have been granted from the 2021 Plan.
2021 Employee Stock Purchase Plan (ESPP)
In August 2021, the Board adopted the ESPP, which became effective upon the Company’s IPO. Initially, 6,500,000 Class A shares of common stock have been reserved for future issuance under the ESPP, with an automatic increase to such reserve on January 1 of each year.
The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. Offering periods are generally six months long and begin on May 15 and November 15 of each year, except for the first offering period. The enrollment in the ESPP began upon the completion of the IPO, which was September 22, 2021, with contributions from employees beginning on October 1, 2021. The first offering period will end on May 13, 2022.
Stock Options
Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant, have 10-year contractual terms, and vest over a four-year period.

Stock option activity during the nine months ended September 30, 2021 is as follows:

Share Information:	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
	(in thousands, except per share data)
Balance as of December 31, 2020	2,096	$0.23	4.1	$33,947
Stock options granted	—	$—
Stock options exercised	(210)	$0.22
Stock options cancelled / forfeited / expired	(203)	$0.06
Balance as of September 30, 2021(2)	1,683	$0.25	3.8	$71,401
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.
(2)The ending balance as of September 30, 2021 represents options that were fully vested and exercisable.

Restricted Stock Units
RSUs are granted at fair market value at the date of the grant, have 10-year contractual terms, and vest over a four-year period.
RSU activity during the nine months ended September 30, 2021 is as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested, as of December 31, 2020	33,928	$5.41
Granted	26,376	$24.43
Vested	—	$—
Forfeited	(1,668)	$10.35
Unvested, as of September 30, 2021	58,636	$13.81
Performance-Based Awards
In May 2019, the Board approved a grant of 166,390 performance-based RSUs (PRSUs) to the Company’s CEO. The vesting of these PRSUs is contingent upon the satisfaction of all three of the following: (i) the achievement of certain revenue-related milestones on or before December 31, 2019, (ii) vesting over the requisite service period in accordance with the Plan, and (iii) a liquidity event. The revenue-related milestone was met as of December 31, 2019, and the liquidity event condition was met upon the completion of the IPO as described in Note 1—Initial Public Offering. As of September 30, 2021, the time-based vesting was the only condition yet to be satisfied over the remaining requisite service period.
In September 2021, the Board approved a grant of 6,000,000 PRSUs to the Company's CEO with a time-based service condition beginning January 1, 2022, and a market condition involving five separate stock price targets ranging from $70.00 to $200.00 per share for each of the five vesting tranches (CEO Performance Award). These stock price targets will be measured based on the average closing price over a consecutive 60-trading day period, beginning on the first trading day after the expiration of the final lock-up period in February 2022. The vesting of the CEO Performance Award is contingent upon the completion of the requisite service through January 1, 2029 and the achievement of the specified stock price target in each tranche on or before January 1, 2029. The stock price targets are not required to be achieved within the service period of each tranche, and accordingly, multiple tranches can vest at the same date if the specified stock price targets are achieved after December 31, 2025. The CEO Performance Award had a total grant date fair value of $131.0 million.
For the three and nine months ended September 30, 2021, the Company recognized $1.9 million of stock-based compensation expense associated with the performance-based awards described above, of which $1.4 million was related to the CEO Performance Award. Stock-based compensation expense for these performance-based awards was recorded in general and administrative expenses in the condensed consolidated statements of operations.
Stock-Based Compensation
For the three and nine months ended September 30, 2021, stock-based compensation expense of $124.3 million included a cumulative charge associated with certain RSUs for which the service-based vesting condition has been satisfied upon the completion of the liquidity event, as further described in Note 1—Initial Public Offering.
In 2020 and 2021, the Board approved separation agreements for two senior executives who terminated employment with the Company. Pursuant to such agreements, the Company accelerated the vesting of RSUs and accounted for this as a modification of their original stock-based awards. For the three and nine months ended September 30, 2021, in connection with these arrangements, the Company recognized stock-based compensation of $6.1 million, of which $2.6 million and $3.5 million was recorded to research and development and sales and marketing, respectively.
Stock-based compensation for the nine months ended September 30, 2020 included expenses recognized from employee stock-based awards, and the excess value of $43.2 million paid to repurchase shares in a secondary transaction. The excess value was comprised of $10.8 million recorded in general and administrative expense for the repurchase of redeemable convertible preferred stock (as described in Note 10), and $32.4 million for the repurchases of shares of common stock from the Company’s founders and a number of employees, of which $16.5 million and $15.9 million were recorded in general and administrative expense and research and development expense, respectively.
Total stock-based compensation expense recorded for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee awards:
Cost of revenue	$3,983	$—	$3,983	$—
Research and development	36,823	—	36,823	8
Sales and marketing	40,465	—	40,465	7
General and administrative	42,988	—	42,988	29
Total employee awards	124,259	—	124,259	44

Secondary transaction	—	—	—	43,236
Stock-based compensation, net of amounts capitalized	124,259	—	124,259	43,280
Capitalized stock-based compensation	458	—	458	—
Total stock-based compensation expense	$124,717	$—	$124,717	$43,280
Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized for internal-use software for the three and nine months ended September 30, 2021.
As of September 30, 2021, unrecognized stock-based compensation expense was $612.1 million, which is expected to be recognized over a weighted-average period of approximately 3.8 years.

12.Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its redeemable convertible preferred stock, stock options and restricted stock units as potential common equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders in the periods presented, as their effect was antidilutive.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders, are the same for both Class A and Class B common stock on both an individual and combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(107,415)	$1,387	$(117,259)	$(55,759)
Accretion of redeemable convertible preferred stock	(2,264,838)	(269,358)	(2,646,662)	(371,522)
Net loss attributable to Class A and Class B common stockholders - basic and diluted	$(2,372,253)	$(267,971)	$(2,763,921)	$(427,281)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	95,930	76,880	83,860	76,846

Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(24.72)	$(3.49)	$(32.96)	$(5.56)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	September 30,
	2021	2020
Redeemable convertible preferred stock	—	153,938
Stock options	1,682	2,504
RSUs	58,636	31,578
Total	60,318	188,020

13.Income Taxes
The Company's quarterly tax provision and estimates of its annual effective tax rate are estimates due to several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, discrete items (such as excess tax benefits from stock-based compensation) in the period offset with our valuation allowance. The (benefit from) income taxes was $(9.9) million and $(0.1) million for the three months ended September 30,

2021 and 2020, respectively. The $9.8 million decrease in tax expense resulted primarily from $11.7 million related to a pre-tax loss in jurisdictions where we expect to realize a tax benefit in the future, offset by an increase in tax expense of $1.9 million from profitable foreign jurisdictions. For the nine months ended September 30, 2021 and 2020, the (benefit from) provision for income taxes was $(7.7) million and $3.9 million, respectively. The $11.6 million benefit in tax expense resulted primarily from $11.7 million related to a pre-tax loss in a foreign jurisdiction where we expect to realize a tax benefit in the future.
14.Geographic Information
The following table summarizes revenue by geographic location, based upon the billing address of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$41,961	$29,534	$113,668	$79,458
Europe, Middle East and Africa	39,566	26,318	110,695	69,639
Asia Pacific	12,955	8,954	35,382	23,663
Other	2,132	1,381	5,797	3,898
Total revenue	$96,614	$66,187	$265,542	$176,658
The following table summarizes long-lived assets by geographic information (in thousands):

	September 30, 2021	December 31, 2020
North America	$14,826	$16,796
Europe, Middle East and Africa	552	606
Asia Pacific	8,811	9,605
Total long-lived assets	$24,189	$27,007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2020 included in the Prospectus. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Overview
Our mission is to make it fast and easy for businesses to delight their customers and employees.
We provide businesses of all sizes with modern SaaS products that are designed with the user in mind. We started with Freshdesk, our customer experience (CX) product, and later expanded our offering to include Freshservice, our IT service management (ITSM) product. We then expanded our product offering to include a more complete customer relationship management (CRM) solution, which includes sales force and marketing automation. Finally, business users can have the power of modern SaaS technology with the ease of use of the most widely used consumer internet services.

The first generation of SaaS held enormous potential to give businesses more flexibility in the way they deployed software and make work easier. Despite the technological progress these companies have made, the first generation of SaaS has become too fragmented, unwieldy, and expensive, making it inaccessible for a wide swath of businesses. Organizations of all sizes, not just large enterprises, are facing increasing pressure to digitally transform and meet higher levels of customer and employee expectations. These stakeholders have become accustomed to the instant gratification of the digital economy, but the business software they use has not kept up.
At Freshworks, we build products that make it easier for businesses to delight their customers and employees. Our powerful software delivers the modern functionality and capabilities businesses need, while being intuitive and easy to use, rapid to onboard, agile, and affordable for organizations of all sizes. We build intelligence and automation into our products wherever possible to accelerate user productivity and allow them to quickly meet the increasing demands of customers and employees. By accelerating time to value, increasing productivity, and lowering costs, we provide businesses with a concrete return on their investment in Freshworks. With an increased ability to delight customers and employees, businesses also benefit from improved customer and employee retention, net promoter scores (NPS), and better business outcomes.
In 2011, we launched our first product, Freshdesk. As we continued to grow, we launched additional products and capabilities and expanded our go-to-market function. Over time, Freshworks products were discovered and embraced by teams and divisions within larger organizations, and we have become a leading provider of modern SaaS solutions that solve multiple, complex business problems to companies of all sizes around the globe. Businesses from more than 120 countries around the world use Freshworks products to delight their customers and employees every day. We provide products across multiple massive markets in order to address the needs of businesses of all sizes that need to digitally transform to delight their customers and employees.
Our business model is powered by a strong product-led growth (PLG) motion that helps us serve businesses of all sizes. We make it simple and easy for businesses to find our products organically, trial the product to see if it fits the business use case, and quickly onboard users to the product. We supplement this PLG, or inbound motion, with an outbound motion to larger organizations and a robust partner ecosystem that helps customers extend our products with incremental capabilities to enable organizations of all sizes to have a superior experience. Once users within a business have started to use one of our products, we focus on driving further adoption within that business.
Our business has grown rapidly in recent periods as our customer base and operations have scaled. Our total revenue was $265.5 million and $176.7 million in the nine months ended September 30, 2021 and 2020, respectively, representing a year-over-year growth rate of 50%. We incurred operating losses of $148.4 million and $52.7 million in the nine months ended September 30, 2021 and 2020, respectively, and our net losses were $117.3 million and $55.8 million in the nine months ended September 30, 2021 and 2020, respectively. In the nine months ended September 30, 2021 and 2020, our net cash provided by operating activities was $6.6 million and $19.0 million, respectively, and our free cash flow was $(0.5) million and $11.6 million, respectively. See “Non-GAAP Financial Measures” below for a description of this measure and other information.
Key Business Metrics
We monitor and review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. We believe these key business metrics provide meaningful supplemental information for management and investors in assessing our operating performance.

	As of September 30,
	2021	2020	% Growth
Number of customers contributing more than $5,000 in annual recurring revenue	14,079	10,723	31%
Net dollar retention rate	117%	109%

Number of Customers Contributing More Than $5,000 in ARR
We define our total customers contributing more than $5,000 in ARR as of a particular date as the number of business entities or individuals, represented by a unique domain or a unique email address, with one or more paid subscriptions to one or more of our products that contributed more than $5,000 in ARR.
Net Dollar Retention Rate
Our net dollar retention rate measures our ability to increase revenue across our existing customer base through expansion of users and products associated with a customer as offset by our churn and contraction in the number of users and products associated with a customer. To calculate net dollar retention rate as of a particular date, we first determine "Entering ARR," which is ARR from the population of our customers as of 12 months prior to the end of the reporting period. We then calculate the "Ending ARR" from the same set of customers as of the end of the reporting period. We then divide the Ending ARR by the Entering ARR to arrive at our net dollar retention rate. Ending ARR includes upsells, cross-sells, and renewals during the measurement period and is net of any contraction or attrition over this period.
We expect our net dollar retention rate may decrease from the level for the quarter ended September 30, 2021 and could fluctuate in future periods due to a number of factors, including our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), we believe the following non-GAAP financial measures are useful in evaluating our operating performance: non-GAAP loss from operations, non-GAAP net loss, and free cash flow. We use these non-GAAP financial measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe these non-GAAP financial measures may be helpful to investors because they provide consistency and comparability with past financial performance.
Non-GAAP financial measures have limitations in their usefulness to investors and should not be considered in isolation or as substitutes for financial information presented under GAAP. Non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP financial measures are presented for supplemental informational purposes only.
We exclude the following items from one or more of our non-GAAP financial measures, including the related income tax effect of these adjustments:
•Stock-based compensation expense. We exclude stock-based compensation, which is a non cash expense, and related tax expenses, from certain of our non-GAAP financial measures because we believe that excluding these expenses provides meaningful supplemental information regarding operational performance. In particular, stock-based compensation and related tax expenses are not comparable across companies given the variety of valuation methodologies available and the application of subjective assumptions.
•Employer payroll taxes on employee stock transactions. We exclude the amount of employer payroll taxes on stock-based compensation because they are dependent on our stock price at the time of vesting or exercise and other factors that are beyond our control and do not correlate to the operations of the business.
•Amortization of acquired intangibles. We exclude amortization of acquired intangibles, which is a non-cash expense, from certain of our non-GAAP financial measures. Our expenses for amortization of acquired intangibles are inconsistent in amount and frequency because they are significantly affected by the timing, size of acquisitions, and the inherent subjective nature of purchase price allocations. We exclude these amortization expenses because we do not believe these expenses have a direct correlation to the operation of our business.
•Acquisition-related expenses. We exclude transaction, integration, and retention expenses that are directly related to business combinations, from certain of our non-GAAP financial measures because we believe that excluding these items provides meaningful supplemental information regarding operational performance, and allows investors to make more meaningful comparisons between our operating results and those of other companies.
•Gain on sale of non-marketable equity investments. We exclude gains on sale of non-marketable equity investments from certain of our non-GAAP financial measures because we believe they are unrelated to our ongoing operating performance and are not expected to recur in our continuing operating results.
Non-GAAP (Loss) Income From Operations and Non-GAAP Net Loss
We define non-GAAP (loss) income from operations as GAAP (loss) income from operations excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, and acquisition-related expenses.
We define non-GAAP net (loss) income as GAAP net (loss) income, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, acquisition-related expenses, and gain on sale of non-marketable equity investments, net of their related tax effects.
The following tables present a reconciliation of our GAAP (loss) income from operations to our non-GAAP (loss) income from operations and our GAAP net (loss) income to our non-GAAP net (loss) income for each of the periods presented:
Non-GAAP (Loss) Income from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
(Loss) income from operations	$(140,253)	$53	$(148,407)	$(52,725)
Non-GAAP adjustments:
Stock-based compensation expense - employee awards	124,259	—	124,259	44
Stock-based compensation expense - 2020 Equity Transactions(1)	—	—	—	43,236
Employer payroll taxes on employee stock transactions	13,379	—	13,379	—
Amortization of acquired intangibles	1,091	1,126	3,238	3,148
Acquisition-related expenses	—	—	—	304
Non-GAAP (loss) income from operations	$(1,524)	$1,179	$(7,531)	$(5,993)
__________________
(1)See further details under Results of Operations—Stock-Based Compensation Expenses—2020 Equity Transactions below.

Non-GAAP Net (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
GAAP net (loss) income	$(107,415)	$1,387	$(117,259)	$(55,759)
Add:
Stock-based compensation expense - employee awards	124,259	—	124,259	44
Stock-based compensation expense - 2020 Equity Transactions(1)	—	—	—	43,236
Employer payroll taxes on employee stock transactions	13,379	—	13,379	—
Amortization of acquired intangibles	1,091	1,126	3,238	3,148
Acquisition-related expenses	—	—	—	304
Less:
Gain on sale of non-marketable equity investments	(23,830)	—	(23,830)	—
Income tax adjustments	(11,555)	—	(11,555)	—
Non-GAAP net (loss) income	$(4,071)	$2,513	$(11,768)	$(9,027)
__________________
(1)See further details under Results of Operations—Stock-Based Compensation Expenses—2020 Equity Transactions below.
Free cash flow
We define free cash flow as net cash (used in) provided by operating activities, less purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash from our core operations after purchases of property and equipment. Free cash flow is a measure to determine, among other things, cash available for strategic initiatives, including further investments in our business and potential acquisitions of businesses.
The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(2,046)	$12,761	$6,616	$19,049
Less:
Purchases of property and equipment	(1,270)	(1,072)	(4,056)	(3,628)
Capitalized internal-use software	(873)	(1,426)	(3,050)	(3,828)
Free cash flow	$(4,189)	$10,263	$(490)	$11,593
Net cash provided by (used in) investing activities	$10,682	$(1,625)	$11,995	$(38,219)
Net cash provided by (used in) financing activities	$1,065,393	$(1,090)	$1,063,019	$(1,079)

Components of Our Results of Operations
Revenue
Substantially all of our revenue is derived from subscriptions, which comprises fees paid by customers for accessing our cloud-based software products during the term of the subscription. Subscription revenue is recognized ratably over the contract term beginning on the commencement date of each subscription, which is the date that the cloud-based software is made available to customers.
Professional services revenue comprises less than 5% of total revenue and includes fees charged for product configuration, data migration, systems integration, and training. Professional services revenue is recognized as services are performed.
Our subscription arrangements are available in monthly, quarterly, semi-annual, and annual plans, and we typically invoice for the full term in advance. Our payment terms generally require customers to pay the invoiced amount in advance or within 30 days from the invoice date. Our professional services are generally billed in advance, with the related subscription arrangements.
Cost of Revenue
Cost of revenue consists primarily of personnel-related expenses (including salaries, related benefits, and stock-based compensation expense) for employees associated with our cloud-based infrastructure, payment gateway fees, voice, product support, and professional services organizations, as well as costs for hosting capabilities. Cost of revenue also includes third-party license fees, amortization of acquired technology intangibles, amortization of capitalized internal-use software, and allocation of general overhead costs such as facilities and information technology.
We expect our cost of revenue to continue to increase in dollar amount as we invest additional resources in our cloud-based infrastructure and customer experience and professional services organizations. However, our gross profit and gross margin may fluctuate from period to period and due to the timing and extent of our investments in third-party hosting capacity, expansion of our cloud-based infrastructure, and customer experience, and professional services organizations, as well as the amortization of costs associated with capitalized internal-use software.
Overhead Allocation
We allocate shared costs, such as facilities costs (including rent, utilities, and depreciation on capital expenditures related to facilities shared by multiple departments), information technology costs, and certain administrative personnel costs to all departments based on headcount and location. Allocated shared costs are reflected in each of the expense categories described below, in addition to cost of revenue as described above.
Operating Expenses
Research and development. Research and development expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for engineering and product development employees, software license fees, rental of office premises, third-party product development services and consulting expenses, and depreciation expense for equipment used in research and development activities. We capitalize a portion of our research and development expenses that meet the criteria for capitalization of internal-use software. All other research and development costs are expensed as incurred.
We believe that continued investment in our products is important for our growth, and as such, we expect that our research and development expenses will continue to increase in dollar amount while varying as a percentage of revenue in the future.
Sales and marketing. Sales and marketing expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for our sales personnel, sales commissions for our sales force and reseller commissions for our channel sales partners, as well as costs associated with marketing activities, travel and entertainment costs, software license fees, and rental of office premises. Certain sales commissions are considered incremental costs incurred to obtain contracts with customers, and these costs are deferred and amortized over the expected benefit period of three years. Marketing activities include online lead generation, advertising, and promotional events.
We expect to continue to make significant investments as we expand our customer acquisition and retention efforts and return to in-person marketing events and normal business travel as the impact of COVID-19 subsides. As a result, we expect that our sales and marketing expenses will continue to increase in dollar amount while varying as a percentage of revenue in the future.
General and administrative. General and administrative expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for general and administrative personnel, third-party professional services fees, including consulting, legal, audit, and accounting services, travel and entertainment costs, accounting, legal, human resources, and recruiting personnel, costs associated with acquisitions of businesses, software license fees, and rental of office premises.
We expect to incur significant additional general and administrative expenses as we transition from being privately held to a publicly traded company. Such expenses include professional services fees and consulting expenses, costs to broaden our IT related infrastructure, and expenses associated with ongoing compliance and reporting obligations pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, as well as additional costs for accounting, insurance, and investor relations. As a result, we expect our general and administrative expenses to continue to increase in dollar amount for the foreseeable future, however, we expect it to decline as a percentage of revenue over the longer term. This percentage may fluctuate from period to period depending upon the timing and amount of our general and administrative expenses.
Interest and Other Income, net
Interest and other income, net primarily consists of interest income from our investment portfolios, amortization of premium or discount on marketable securities, and foreign currency gains and losses.
Provision for income taxes
Provision for income taxes consists primarily of income taxes related to U.S. states and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as stock-based compensation, and changes in our valuation allowance.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$96,614	$66,187	$265,542	$176,658
Cost of revenue(1)	22,236	13,163	57,632	37,020
Gross profit	74,378	53,024	207,910	139,638
Operating expenses:
Research and development(1)	57,087	13,249	91,377	53,062
Sales and marketing(1)	96,785	34,164	188,155	95,348
General and administrative(1)	60,759	5,558	76,785	43,953
Total operating expenses	214,631	52,971	356,317	192,363
(Loss) income from operations	(140,253)	53	(148,407)	(52,725)
Interest and other income, net	22,923	1,239	23,428	862
(Loss) income before income taxes	(117,330)	1,292	(124,979)	(51,863)
(Benefit from) provision for income taxes	(9,915)	(95)	(7,720)	3,896
Net (loss) income	$(107,415)	$1,387	$(117,259)	$(55,759)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$3,983	$—	$3,983	$—
Research and development	36,823	—	36,823	15,890
Sales and marketing	40,465	—	40,465	7
General and administration	42,988	—	42,988	27,383
Total stock-based compensation expense	$124,259	$—	$124,259	$43,280
2020 Equity Transactions
During the year ended December 31, 2020, as described in Notes 10 and 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we facilitated certain secondary equity transactions.
In 2020, an investor, also a member of our Board of Directors at that time, sold shares of our redeemable convertible preferred stock to a new investor at prices per share in excess of the fair value per share of the shares sold. The aggregate excess value of $10.8 million paid by the new investor was recognized as stock-based compensation expense in general and administrative expense. We further recognized as stock-based compensation expense $32.4 million of excess value for the repurchase of common stock from our founders and employees, of which $16.5 million and $15.9 million were recorded in general and administrative expense and research and development expense, respectively. We refer to these secondary transactions together as the "2020 Equity Transactions."

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	23	20	22	21
Gross profit	77	80	78	79
Operating expense:
Research and development	59	20	34	30
Sales and marketing	100	52	71	54
General administrative	63	8	29	25
Total operating expenses	222	80	134	109
(Loss) income from operations	(145)	—	(56)	(30)
Interest and other income, net	24	2	9	1
(Loss) income before income taxes	(121)	2	(47)	(29)
(Benefit from) provision for income taxes	(10)	—	(3)	2
Net (loss) income	(111)%	2%	(44)%	(31)%

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue	$96,614	$66,187	$30,427	46%
Revenue increased by $30.4 million, or 46%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The total increase in revenue was primarily driven by increases in additional agents enabled by our customers under their account and sales of products to existing customers, as well as the addition of new customers. Our net dollar retention rate of 117% as of September 30, 2021 reflects the expansion within existing customers and the sale of additional products to these customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue	$22,236	$13,163	$9,073	69%
Gross Margin	77%	80%
Cost of revenue increased by $9.1 million, or 69%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to increases of $4.5 million in stock-based compensation expense and related taxes, $2.1 million in third-party hosting costs , $1.2 million in personnel-related costs due to annual compensation adjustments and higher headcount, $0.5 million in software license fees and $0.3 million in professional and consulting fees. Our gross margin decreased to 77% for the three months ended September 30, 2021 compared to 80% for the three months ended September 30, 2020, as we incurred stock-based compensation expense and related taxes in connection with our IPO.

Operating Expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$57,087	$13,249	$43,838	331%
Sales and marketing	96,785	34,164	62,621	183%
General and administrative	60,759	5,558	55,201	993%
Total operating expenses	$214,631	$52,971	$161,660
The increases in our operating expenses in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, were primarily headcount driven in order to support the growth of our business. In addition, as discussed in Note 1—Initial Public Offering, we recorded a cumulative stock-based compensation expense in the three months ended September 30, 2021, related to RSUs with a service and a liquidity performance condition, upon the completion of the IPO, where the service condition had already been met.
Research and Development
Research and development expense increased by $43.8 million, or 331%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to a $38.5 million increase in stock-based compensation expense and related taxes, and an increase of $4.9 million in personnel-related costs due to annual compensation adjustments and higher headcount.
Sales and Marketing
Sales and marketing expense increased by $62.6 million, or 183%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to a $44.9 million increase in stock-based compensation expense and related taxes, and increases of $9.3 million in personnel-related costs due to annual compensation adjustments and higher headcount, $5.5 million in advertising, branding, and event costs, $1.3 million in software license fees, and $1.1 million in reseller commissions.
General and Administrative
General and administrative expense increased by $55.2 million, or 993%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to a $49.8 million increase in stock-based compensation expense and related taxes, and increases of $2.5 million in personnel-related costs due to annual compensation adjustments and higher headcount, $2.1 million in professional services fees, comprised primarily of legal, accounting, and consulting fees and $0.4 million in software license fees.
Interest and Other Income, Net

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$529	$1,036	$(507)	(49)%
Other income, net	22,394	203	22,191	10932%
Interest and other income, net	$22,923	$1,239	$21,684	1750%
Interest and other income, net increased by $21.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a $23.8 million gain from the sale of non-marketable equity investments, partially offset by a $0.5 million decrease in interest income earned on lower coupon rates and lower balances maintained in our marketable securities portfolios and $1.6 million in unfavorable foreign exchange movement in the U.S. dollar.

(Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
(Benefit from) income taxes	$(9,915)	$(95)	$(9,820)	10337%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended September 30, 2021 and 2020, we recorded (benefit from) income taxes of $(9.9) million and $(0.1) million on income (loss) before taxes of $(117.3) million and $1.3 million, respectively. The $9.8 million decrease in tax expense was primarily related to a tax benefit on a pre-tax loss in a foreign jurisdiction where we expect to realize in the future of $11.7 million, partially offset by an increase in tax expense of $1.9 million from foreign jurisdictions.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue	$265,542	$176,658	$88,884	50%
Revenue increased by $88.9 million, or 50%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The total increase in revenue was primarily driven by increases in additional agents enabled by our customers under their account and sales of products to existing customers, as well as the addition of new customers. Our net dollar retention rate of 117% as of September 30, 2021 reflects the expansion within existing customers and the sale of additional products to these customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue	$57,632	$37,020	$20,612	56%
Gross Margin	78%	79%
Cost of revenue increased by $20.6 million, or 56%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to increases of $4.9 million in third-party hosting costs , $4.5 million in stock-based compensation expense and related taxes recognized in connection with our IPO, $3.8 million in personnel-related costs due to annual compensation adjustments and higher headcount, $2.6 million in cloud voice service costs , $1.6 million in professional fees including legal costs, $1.4 million in software license fees, $1.1 million in gateway charges due to the increase in sales and $0.8 million in amortization of internally-developed software. Our gross margin decreased marginally for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, as we incurred stock compensation expense and related taxes in connection with our IPO.

Operating Expenses

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$91,377	$53,062	$38,315	72%
Sales and marketing	188,155	95,348	92,807	97%
General and administrative	76,785	43,953	32,832	75%
Total operating expenses	$356,317	$192,363	$163,954
The increases in our operating expenses in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were primarily headcount driven in order to support the growth of our business. In addition, as discussed in Note 1—Initial Public Offering, we recorded a cumulative stock-based compensation expense in the nine months ended September 30, 2021, related to RSUs with a service and a liquidity performance condition, upon the completion of the IPO, where the service condition had already been met.
Research and Development
Research and development expense increased by $38.3 million, or 72%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to a $22.6 million increase in stock-based compensation expense and related taxes (which reflects the increase related to the cumulative stock-compensation expense in connection with our IPO, net of the absence in the current period of stock-based compensation expense of $15.9 million recognized in connection with the 2020 Equity Transactions as described above), increases of $14.1 million in personnel-related costs due to annual compensation adjustments and higher headcount, $1.1 million in software license fees and $0.6 million in professional fees.
Sales and Marketing
Sales and marketing expense increased by $92.8 million, or 97%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to increases of $44.9 million in stock-based compensation expense and related taxes, $26.1 million in personnel-related costs due to annual compensation adjustments and higher headcount, $16.3 million in advertising, branding, and event costs, $3.7 million in reseller commissions and $3.0 million in software license fees, partially offset by decreases of $0.8 million in travel costs as a result of the direct impact of the COVID-19 pandemic and curtailment of in-person marketing events and travel and $0.4 million in professional services fees.
General and Administrative
General and administrative expense increased by $32.8 million, or 75%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to $22.4 million in stock-based compensation expense and related taxes (which reflects the increase in connection with our IPO, net of the absence in the current period of stock-based compensation expense of $27.4 million recognized in connection with the 2020 Equity Transactions) and increases of $6.6 million in personnel-related costs due to annual compensation adjustments and higher headcount, $2.6 million in professional services fees, comprised primarily of legal, accounting, and consulting fees, $0.8 million in transaction taxes and $0.7 million in software license fees.
Interest and Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$1,882	$3,361	$(1,479)	(44)%
Other income (expense), net	21,546	(2,499)	24,045	962%
Interest and other income (expense), net	$23,428	$862	$22,566	2618%

Interest and other income (expense), net increased by $22.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $23.8 million gain from the sale of non-marketable equity investments and a $1.6 million benefit from the release of interest and penalties accrued for indirect taxes, partially offset by a $1.5 million decrease in interest income earned on lower coupon rates and lower balances maintained in our marketable securities portfolios and $1.0 million in unfavorable foreign exchange movement in the U.S. dollar.
(Benefit from) Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(7,720)	$3,896	$11,616	298%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended September 30, 2021 and 2020, we recorded a (benefit from) provision for income taxes of $(7.7) million and $3.9 million on loss before taxes of $125.0 million and $51.9 million, respectively. The $11.6 million benefit in tax expense resulted primarily from $11.7 million related to a pre-tax loss in a foreign jurisdiction where we expect to realize a tax benefit in the future.
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $1.2 billion and marketable securities of $146.6 million. Our marketable securities consist primarily of U.S. treasury securities and corporate debt securities.
Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors. In September 2021, we completed our IPO which resulted in aggregate net proceeds of $1.1 billion, after deducting underwriting discounts.
As of September 30, 2021, we had an accumulated deficit of $3.2 billion, which included $3.0 billion resulting from changes in the redemption value of our redeemable convertible preferred stock (see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Our operating activities provided cash flow of $6.6 million for the nine months ended September 30, 2021.
We believe our existing cash, cash equivalents and marketable securities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and other business initiatives and the continuing market adoption of our products. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing in connection with such activities. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict our operational flexibility. Any additional equity or convertible debt financing may be dilutive to stockholders. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$6,616	$19,049
Net cash provided by (used in) investing activities	11,995	(38,219)
Net cash provided by (used in) financing activities	1,063,019	(1,079)

Cash Flows from Operating Activities
Net cash provided by operating activities of $6.6 million for the nine months ended September 30, 2021 reflects our net loss of $117.3 million, adjusted for non-cash items such as stock-based compensation of $124.3 million, gain realized on sale of non-marketable equity investments of $23.8 million, deferred income taxes of $11.7 million, depreciation and amortization of $9.8 million, amortization of deferred contract acquisition costs of $9.1 million, and net cash inflows of $15.1 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were due to increases of $39.0 million in deferred revenue and $18.5 million in accrued and other liabilities, partially offset by increases in assets of $17.0 million in deferred contract acquisition costs, $14.8 million in prepaid expenses and other assets and $10.0 million in accounts receivable.
Net cash provided by operating activities of $19.0 million for the nine months ended September 30, 2020 reflects our net loss of $55.8 million, adjusted for non-cash items such as stock-based compensation expense of $43.3 million, depreciation and amortization of $8.2 million, amortization of deferred contract acquisition costs of $5.4 million, and net cash inflows of $17.1 million from changes in operating assets and liabilities. The net cash inflows from changes in operating liabilities were due to increases of $24.7 million in deferred revenue and $17.3 million in accrued and other liabilities, offset by increases in operating assets of $9.9 million in deferred contract acquisition costs, $6.3 million in prepaid expenses and other assets, $6.1 million in accounts receivable, with a decrease in operating liability of $2.5 million in accounts payable.
Cash Flows from Investing Activities
Cash provided by investing activities of $12.0 million for the nine months ended September 30, 2021 consisted of $24.0 million in proceeds from the sale of non-marketable equity investments and $0.6 million in proceeds from sale of property and equipment, partially offset by $5.4 million in purchases of marketable securities, net of proceeds from maturities and sales, $4.1 million in purchases of property and equipment and $3.1 million in capitalized internal-use software.
Cash used in investing activities of $38.2 million for the nine months ended September 30, 2020 consisted of $23.9 million in purchases of marketable securities, net of maturities and sales, $5.1 million net payment for acquisitions, $3.8 million related to the capitalization of internal-use software, $3.6 million in purchases of property and equipment, and $1.8 million related to acquisitions of intangibles.
Cash Flows from Financing Activities
Cash provided by financing activities of $1.1 billion for the nine months ended September 30, 2021 consisted primarily of $1.1 billion in proceeds from our IPO, net of underwriting discounts, partially offset by $5.5 million in payments for deferred offering costs.
Cash used in financing activities of $1.1 million for the nine months ended September 30, 2020 consisted primarily of $1.2 million in payments of acquisition-related liabilities.
Remaining Performance Obligations on Customer Contracts
We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms. We generally invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms, and our multi-year contracts are invoiced annually. As of September 30, 2021, remaining performance obligations totaled $199.0 million, which comprised $143.2 million of deferred revenue and $55.8 million of unbilled amounts.
We expect that the value of the remaining performance obligations will change from one period to another for several reasons, including new contracts, timing of renewals, cancellations, contract modifications and foreign currency fluctuations. We believe that fluctuations in remaining performance obligations are not necessarily a reliable indicator of future revenue and we do not utilize it as a key management metric internally.

Contractual Obligations and Commitments
During the nine months ended September 30, 2021, there were no material changes in our contractual obligations and other commitments, as disclosed in the Prospectus. See Note 9 in the condensed consolidated financial statements "Commitments and Contingencies".
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.
Our significant accounting policies are discussed above in “Notes to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies.” The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 22, 2021 (the Prospectus). There have been no significant changes to these policies for the nine months ended September 30, 2021.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements “Summary of Significant Accounting Policies” for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. Our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our consolidated statements of operations. Our consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations and may be adversely affected in the future due to changes in foreign exchange rates. As the impact of foreign exchange rates has not been material to our operating results, we have not entered into any derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. government securities, corporate bonds, commercial paper, asset-backed securities, and mutual funds. We had cash and cash equivalents of $1.2 billion and marketable securities of $146.6 million as of September 30, 2021. We do not enter into investments for trading and speculative purposes. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of September 30, 2021, we do not believe a hypothetical 10% favorable or adverse movement in interest rates would have a material effect in the combined market value of our cash and cash equivalents and marketable securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and our principal financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights, privacy, and contractual rights. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Our management believes that the impact of pending legal proceedings and claims, either individually or in the aggregate, will not have a material adverse effect on our results of operations, financial condition or cash flows. However, the outcome of such proceedings is inherently uncertain. Therefore, if one or more of such proceedings were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.
Risks Related to Our Business
We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
We have incurred net losses in each fiscal year since our founding. We generated net losses of $31.1 million and $57.3 million for the years ended December 31, 2019 and 2020, respectively, and $117.3 million and $55.8 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $3.2 billion. We do not expect to be profitable in the near future, and while we achieved profitability for one quarter in 2020, we cannot assure you that we will achieve profitability again in the future or that, if we do become profitable, we will sustain profitability. Any failure by us to achieve and sustain profitability could cause the value of our Class A common stock to decline. These losses reflect, among other things, the significant investments we made to develop and commercialize our products, serve our existing customers, and broaden our customer base.
As a result of expected investments and expenditures related to the growth of our business, we may experience increasing losses in future periods and these losses may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenue.
We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.
We have experienced rapid growth in recent periods. Even if our revenue continues to increase, we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Further, as we operate in a rapidly changing industry, widespread acceptance and use of our products are critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
•attract new customers;
•grow or maintain our net dollar retention rate, expand usage within organizations, and sell additional subscriptions;
•price our subscription plans effectively;
•gain continued acceptance and use of our products both inside and outside of the United States;
•expand the features and capabilities of our products;
•continue to successfully expand our sales force;
•provide excellent customer experience and customer service;
•maintain the security and reliability of our products;
•successfully compete against and withstand competitive pressure from established companies and new market entrants;
•increase awareness of our brand on a global basis; and
•comply with existing and new applicable laws and regulations.
We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve (or, if achieved, maintain) profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
In addition, in order to fuel our growth, we expect to continue to expend substantial financial and other resources on:
•expansion and enablement of our sales, services, and marketing organization to increase brand awareness and drive adoption of our products;
•product development, including investments in our product development team and the development of new products and new features and functionality, as well as investments in further differentiating our existing offerings;
•strategic technology and sales channel partnerships;
•acquisitions or strategic investments; and
•general administration, including increased legal and accounting expenses associated with being a public company.
These investments may not result in increased revenue in our business. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our revenue does not meet our expectations in future periods, our business, financial position, and results of operations may be harmed.
We have a limited operating history at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have been growing rapidly in recent periods and, as a result, have a relatively short history operating our business at its current scale. The growth and expansion of our business and products may place a significant strain on our management and our operational and financial resources. As we grow and expand, we will need to continue to successfully manage a variety of relationships with partners, customers, and other third parties. We must continue to improve and expand our information technology and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.
Furthermore, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs, and frequent introductions of new products, technologies, and services. We may not be able to sustain the pace of improvements to our products successfully or implement systems, processes, and controls in an efficient or timely manner or in a manner that does not negatively affect our results of operations. Our failure to improve our systems, processes, and controls, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business, forecast our revenue, expenses, and earnings accurately, or prevent losses.
We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, our future growth rate is subject to a number of uncertainties, such as general economic and market conditions, including those caused by the ongoing COVID-19 pandemic. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, results of operations, and financial condition would suffer.
We track certain key business metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.
We track certain key business metrics that may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. For example, our designations of customers as “small- and mid-sized businesses,” “mid-market” or “enterprise” are based on third-party reporting which may be inaccurate. In addition, our estimates of number of total customers may be impacted by mergers or acquisitions of such customers or such customers purchasing our products via resellers. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally.
Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our key business metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, results of operations, and financial condition could be materially adversely affected.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the year ended December 31, 2020, we increased our operating expenses to $253.3 million as compared to $165.6 million for the year ended December 31, 2019, while continuing to generate a net loss of $57.3 million in the year ended December 31, 2020. We expect that we will continue to operate at a loss, and our profitability may be lower than it would be if our strategy were to maximize near-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
Our quarterly results may fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
Our quarterly results of operations, including the levels of our revenue, deferred revenue, working capital, and cash flows, may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly financial results may fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the level of demand for our products;
•our ability to grow or maintain our net dollar retention rate, expand usage within organizations, and sell subscriptions;
•the timing and success of new features, integrations, capabilities, and enhancements by us to our products, or by our competitors to their products, or any other changes in the competitive landscape of our market;
•our ability to achieve continued acceptance and use of our products;
•errors in our forecasting of the demand for our products, which would lead to lower revenue, increased costs, or both;
•the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and to remain competitive;
•the timing of expenses and recognition of revenue;
•security breaches, technical difficulties, or interruptions to our products;
•pricing pressure as a result of competition or otherwise;
•the continued ability to hire high quality and experienced talent in a fiercely competitive environment;
•the timing of the grant or vesting of equity awards to employees, directors, or consultants;
•seasonal buying patterns for software spending;
•declines in the values of foreign currencies relative to the U.S. dollar;
•changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;
•legal and regulatory compliance costs in new and existing markets;
•costs and timing of expenses related to the potential acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses;
•adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs; and
•general economic conditions in either domestic or international markets, including geopolitical uncertainty and instability and their effects on software spending.

Any one or more of the factors above may result in significant fluctuations in our quarterly results of operations, which may negatively impact the trading price of our Class A common stock. You should not rely on our past results as an indicator of our future performance.
The COVID-19 pandemic has affected how we and our customers operate, including our productivity, and has adversely affected the global economy. The duration and extent to which this will affect our business, future results of operations, and financial condition remains uncertain.
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. As a result, in March 2020, we temporarily closed our headquarters and most of our other offices, enabled our employees and contractors to work remotely, implemented travel restrictions, and shifted company events and meetings to virtual-only experiences, all of which represent a significant disruption in how we operate our business, including a loss of productivity both in the United States and in India, where we have significant operations. If the COVID-19 pandemic continues to spread or if there are further waves or variants of the virus, we may need to further limit operations or modify our business practices in a manner that may impact our business. If our employees are not able to perform their job duties due to self-isolation, quarantine, travel restrictions, or illness, or are unable to perform them as efficiently at home for an extended period of time, we may not be able to deliver on our business priorities, and we may experience an overall lower productivity of our workforce.
We continue to monitor our operations and public health measures implemented by governmental authorities both here and abroad in response to the COVID-19 pandemic. Although some public health measures have eased and a small portion of our employees have returned to work in certain offices, our efforts to reopen our offices safely may not be successful and could expose our employees to health risks. The operations of our partners, vendors, and customers have likewise been disrupted.
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, including the availability and efficient distribution and administration of vaccines, it has already had an adverse effect on the global economy, and the ultimate societal and economic effect of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic have affected the rate of global IT spending, which could adversely affect demand for our products. Further, the COVID-19 pandemic has caused us to experience, in some cases, an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms, and has limited the ability of our direct sales force to travel to customers and potential customers. The COVID-19 pandemic has changed the way we interact with our customers and prospective customers. We have altered, postponed, or canceled planned customer, employee, and industry events or shifted them to a virtual only format, and we may continue to do so. Our operating results may also suffer if sales and marketing personnel are unable to maintain the same level of productivity while working remotely during the COVID-19 pandemic. Recent hires and planned hires may also not become productive as quickly as we expect during the COVID-19 pandemic. In addition, we serve many businesses, particularly small to medium-sized businesses, that were impacted by the COVID-19 pandemic. Some of our customers, particularly customers that are small businesses in the travel, hospitality, entertainment, or retail industries, were particularly affected by the COVID-19 pandemic, and a number of them even went out of business or reduced their subscriptions significantly as a result of their businesses downsizing. As a result of the COVID-19 pandemic, we experienced elevated churn and lower overall revenue in 2020 from customers in these industries. As the COVID-19 pandemic continues, it could reduce the value or duration of subscriptions, negatively affect our collections of accounts receivable, reduce spending from our customers, cause some of our customers to go out of business, and increase contraction or attrition rates of our customers, all of which could adversely affect our business, results of operations, and financial condition. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which may in the future adversely affect our stock price and our ability to access capital markets in the future.
While we have developed and continue to develop plans to help mitigate the potential negative impact of the COVID-19 pandemic on our business, these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of our efforts. There may be additional costs or impacts to our business and operations, including when we are able to fully return to our offices and resume in-person activities, travel, and events. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business. The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business, including productivity of our employees in the United States and in India, future results of operations, and financial condition at this time.
If we are unable to attract new customers, convert customers using our trial versions into paying customers, and expand usage of our products within or across organizations, our revenue growth would be harmed.
To increase our revenue and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting customers using our free trial versions into paying customers, and expanding usage across our existing customers' organizations. We encourage customers on our free trial version to upgrade to paid subscription plans and customers on our base level paid plans to upgrade to plans with more features and to incorporate add-ons. Additionally, we seek to expand within organizations by adding new users, having organizations upgrade their plans, or expanding their use of our products into other departments within the organization. While we have experienced significant growth in the number of customers on our products, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert customers using our free trial versions into paying customers, expand usage within organizations, and sell subscriptions to our products, including but not limited to, our failure to attract, retain, and effectively train and motivate new sales and marketing personnel, develop or expand relationships with our partners, compete effectively against alternative products or services, successfully deploy new features and integrations, provide a quality customer experience and customer support, or ensure the effectiveness of our marketing programs.
In addition, because many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, we must ensure that our existing customers continue using our products in order for us to benefit from those referrals.
Our ability to attract new customers and increase revenue from existing customers depends on our ability to develop new features, integrations, capabilities, and enhancements, and to partner with third parties to design complementary products.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to continually enhance and improve our products and the features, integrations, and capabilities we offer, and to introduce compelling new features, integrations, and capabilities that reflect the changing nature of our market. Accordingly, we must continue to invest in research and development and in our ongoing efforts to improve and enhance our products. The success of any enhancement to our products depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance. Any new features, integrations, and capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs, or may not achieve the market acceptance necessary to generate significant revenue.
Additionally, we rely on third parties to develop products that are complementary to ours in order to retain existing customers and attract new customers. In order for such complementary products to enhance our customers’ use of our products, we must maintain interoperability as described further below.
We recognize revenue over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription revenue from customers ratably over the terms of their contracts, and a majority of our revenue is derived from subscriptions that have terms longer than one month. As a result, a portion of the revenue we report each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions with terms that are longer than one month in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our operating expenses in a timely fashion if our revenues were to significantly decline. In addition, because we believe a substantial percentage of subscriptions to our products are shorter than many comparable SaaS companies and because we have many variations of billing cycles, our deferred revenue may be a less meaningful indicator of our future financial results as compared to other SaaS companies. A significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with the applicable customer.
Our business depends substantially on our customers renewing their subscriptions and purchasing additional subscriptions from us. Any decline in our customer retention would harm our future operating results.
Our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire. In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional users to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same or upgraded level of subscription plan. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more users, or if we fail to upgrade trial customers to our paid subscription plans, or expand the adoption of our products within and across organizations, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. Additionally, we continue to monitor how the COVID-19 pandemic may affect the adoption of our products generally and our success in engaging with new customers and expanding relationships with existing customers. We have also experienced and may experience in the future a reduction in renewal rates and increased churn rates, particularly within our small and medium-sized customers, many of whom are on month-to-month subscriptions, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. If we fail to predict customer demands, fail to sufficiently account for the effect of the COVID-19 pandemic on our sales estimates, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business.
The market for customer experience (CX), IT service management (ITSM), and customer relationship management (CRM) products is rapidly evolving and increasingly competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We compete with a significant number of companies that range in size from large and diversified enterprises with significant financial resources to smaller companies. These competitors have developed or are developing products and services that currently, or in the future may, compete with some or all of our offerings.
Within CX, we primarily face competition from CX suites, such as Salesforce and Zendesk, and legacy vendors, such as Oracle and SAP. Within ITSM, we primarily face competition from traditional vendors, such as ServiceNow, BMC, Ivanti/Cherwell, and modern pure-play vendors, such as Atlassian. Within CRM, we primarily face competition from full-featured vendors, such as Salesforce, HubSpot, and Microsoft Dynamics, and legacy vendors, such as Oracle, SAP, and Sage.
Many of our current and potential competitors may have longer operating histories, greater brand name recognition, stronger and more extensive partner relationships, significantly greater financial, technical, marketing, and other resources, lower labor and development costs, and larger customer bases than we do. These competitors may invest and engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies that will allow them to build larger customer bases than we have. Our competitors may also offer their products and services at a lower price, or, particularly during the ongoing COVID-19 pandemic, may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers.
The market for our products is rapidly evolving and highly competitive, with relatively low barriers to entry, and in the future there will likely be an increasing number of similar products offered by additional competitors. Large companies we do not currently consider to be competitors may enter the market, through acquisitions or through innovation and expansion of their existing products, to compete with us either directly or indirectly. Further, our potential and existing competitors may make acquisitions or enter into strategic relationships and rapidly acquire significant market share due to a larger customer base, superior product offerings, more effective sales and marketing operations, or greater financial, technical, and other resources.
Any one of these competitive pressures in our market, or our failure to compete effectively, may result in price reductions; fewer customers; reduced revenue, gross profit, and gross margin; increased net losses; and loss of market share. Any failure to meet and address these factors would harm our business, results of operations, and financial condition. Moreover, large customers may demand greater price concessions or other more favorable terms.
Failure to effectively develop and expand our direct sales capabilities would harm our ability to expand usage of our products within our customer base and achieve broader market acceptance of our products.
Our ability to expand usage of our products within our customer base and achieve broader market acceptance among organizations depends to an extent on our ability to expand our sales operations successfully, particularly our direct sales efforts targeted at broadening use of our products across departments and entire organizations. We plan to continue expanding our direct sales force, both domestically and internationally, to expand use of our products within our customer base and reach larger organizations. This expansion will require us to continue to invest significant financial and other resources to grow and train our direct sales force. Our business, results of operations, and financial condition will be harmed if these efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing direct sales personnel. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient number of sales personnel to support our growth.
If we are unable to develop and maintain successful relationships with channel partners, our business, operating results, and financial condition could be adversely affected.
To date, our product-led sales growth has primarily depended on word-of-mouth, online marketing, and our direct sales force to sell subscriptions to our products. Although we have developed relationships with approximately 400 channel partners, these channels have resulted in limited revenue to date. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with additional channel partners that can drive substantial revenue. Our agreements with our existing channel partners are non-exclusive, so our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and without penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our products. If we fail to identify additional channel partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our CX products or live chat software, our business, results of operations, and financial condition could be adversely affected. If our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
The loss of one or more of our key executives, including our Chief Executive Officer, Rathna Girish Mathrubootham, would harm our business.

Our success depends largely upon the continued services and performance of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. The loss of key personnel, including Rathna Girish Mathrubootham, our Chief Executive Officer, and other key members of management, may cause disruptions in, and harm to, our operations and have an adverse effect on our ability to grow our business and our results of operations and financial condition.
We must continue to attract and retain highly qualified personnel in very competitive markets to continue to execute on our business strategy and growth plans.
To execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers, sales personnel, and other key personnel in our industry and in the San Francisco Bay Area, where our headquarters is located, in India where our engineering, product, and inside sales resources are concentrated, and in other locations where we maintain offices, is intense. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our equity awards, or by other compensation arrangements, may not be as effective as in the past. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, to remain competitive in India, we must maintain our reputation as a premier employer in India, including by providing competitive wages and benefits. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas particularly during the ongoing COVID-19 pandemic. In addition, we recently completed our initial public offering and potential candidates may not perceive our compensation package, including our equity awards, as favorably as employees hired prior to our initial public offering. Our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile, and we may not be able to identify or implement such changes in a timely manner. If we do not succeed in attracting highly qualified personnel or retaining or motivating existing personnel, we may be unable to support our continued growth.
Our sites, networks, and systems have experienced and may in the future experience security incidents or breaches. Any security incidents or breaches could affect our confidential information or the confidential information of our users, customers, or other third parties, which could damage our reputation and brand, and substantially harm our business and results of operations.
We collect, receive, access, store, process, generate, use, transfer, disclose, share, make accessible, protect, secure, and dispose of (collectively, Process or Processing) a large amount of information from our users, customers, and our own employees, including personally identifiable and other sensitive and confidential information necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. We rely on information technology networks and systems and data Processing (some of which are managed or operated by third-party service providers) to Process such data, and this data is often accessed through transmissions over public and private networks, including the internet. These information technology networks and systems, and the Processing they perform, may be susceptible to damage, disruptions, or shutdowns, software or hardware vulnerabilities, security incidents, ransomware attacks, social engineering attacks, supply-chain attacks, failures during the process of upgrading or replacing software, databases, or components, power outages, fires, natural disasters, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors (including non-employees who may have authorized access to our networks), user malfeasance, or catastrophic events. While we and our third-party service providers have implemented security measures, technical controls, and contractual precautions designed to identify, detect, and prevent unauthorized Processing of our data, our security measures, as well as those of our third-party service providers, could fail or may be insufficient, resulting in the unauthorized access to or the disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. Any such security breach, material disruption of, or damage to, our operational systems, physical facilities, or data Processing activities, or the systems of our third-party partners, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our offerings, disrupt business operations, result in the exfiltration of proprietary data and information, including source code, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement and indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations to implement specified security measures, and adversely affect our business, financial condition, and results of operations.
Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of our Processing, information, and information technology networks and systems, we may not be able to anticipate or implement effective preventive and remedial measures against all data security and privacy threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, customers, and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches and revealing information obtained during such security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment, and identity theft. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures to protect against them. Our applications, systems, networks, software, and physical facilities could have material vulnerabilities, be breached, or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems, and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, and/or physical facilities utilized by our vendors. Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our products, mobile applications, networks, or systems; deletion or modification of content or the display of unauthorized content in our products; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel, and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities. If any of these breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss or ensure that we are able to recover promptly any data rendered inaccessible. Additionally, if any of these breaches occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to risk of loss, litigation, or regulatory action, and other potential liability. Actual or perceived security breaches or attacks on our systems or those of our third-party service providers may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants and may require notification under applicable data privacy regulations or contractual obligations, or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees and expenses. Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19-themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate-managed networks during the ongoing COVID-19 pandemic and potentially beyond.
In addition, any actual or perceived compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, and financial condition. We continue to devote significant resources to protect against security breaches, and we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected customers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.
Actual or anticipated security breaches or attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Furthermore, any such breach, including a breach of the systems or networks of our third-party providers, could compromise our systems or networks, creating system outages, disruptions or slowdowns and exploiting security vulnerabilities of our networks. In addition, the information stored on our network or the networks of our third-party providers could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. A breach of the security measures of one of our third-party providers could result in the destruction, modification or exfiltration of confidential corporate information or other data that may provide additional avenues of attack. These breaches, or any perceived breach, of our systems or networks or the systems or networks of our third-party providers, whether or not any such breach is due to a vulnerability in our platform, may also undermine confidence in us or our industry and result in damage to our reputation, negative publicity, loss of users, partners and sales, increased remediation costs, and costly litigation or regulatory fines. For example in April 2021, we became aware that a third-party vendor that provided us with SaaS software code testing, Codecov, discovered instances of unauthorized access to its software, whereby a threat actor was able to cause such software to be modified allowing for the export of information of Codecov customers stored in continuous integration environments. The Codecov incident has affected hundreds of companies using their services, including us. Through our investigation, we determined that the threat actor was able to obtain access to credentials in our development environment and thereby gain access to, and copy, our source code and a limited amount of customer information. Upon learning of the Codecov incident, we engaged in a number of preventative actions, including rotating all of our credentials identified as exposed by the Codecov incident to prevent further unauthorized access, analyzing available logs to determine whether there was evidence that the exposed credentials were leveraged to gain access to Freshworks systems or systems of our customers, and engaging a third-party forensics firm to assist in our investigation, response, and impact mitigation. Throughout our investigations into this incident, our senior management team and our board of directors were informed, engaged, and updated. We have concluded our investigations and found that a limited amount of customer information, including some business contact information and customer credentials, was accessed as a result of this exposure. We found no evidence that sensitive data of our customers was exposed, but out of an abundance of caution, we contacted the relevant customers to inform them to rotate credentials. Although we found evidence that a copy of our source code was accessed due to the Codecov vulnerability, we have found no evidence of any unauthorized modifications to our source code or of any impact on our products. However, the discovery of new or different information regarding the Codecov cyberattack, including with respect to its scope and any potential impact on our IT environment, including regarding the loss, disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, or the identification or exploitation of vulnerabilities in our source code, could result in litigation and potential liability for us, damage our brand and reputation, negatively impact our sales or otherwise harm our business. Any claims or investigations may result in our incurring significant external and internal legal and advisory costs, as well as the diversion of management’s attention from the operation of our business.
The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or incident, or related regulatory actions or litigation, which could have an adverse effect on our business. We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage, and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss (including, for example, as a result of the payment of ransomware) or that our insurance premiums will not increase as a result of any claims. Our risks are likely to increase as we continue to expand, grow our customer base, and process increasingly large amounts of proprietary and sensitive data.
Additionally, policing unauthorized use of our know-how, technology and intellectual property is difficult and may not be effective. Although we attempt to protect our intellectual property, technology and confidential information by entering into confidentiality and invention assignment agreements with our employees and consultants and entering into confidentiality agreements with the parties with whom we share our confidential information, such parties may not comply with their confidentiality obligations under these agreements. These agreements also may not effectively grant all necessary rights to any inventions that may have been developed by the employees or consultants party thereto and may not be effective in controlling access to and distribution of our platform, technology and confidential information or provide an adequate remedy in the event of unauthorized use of our platform or technology or unauthorized access, use or disclosure of our confidential information. Despite our precautions, it may be possible for unauthorized third parties to copy our platform or technology and use information that we regard as proprietary to create products or services that compete with our offerings. Some of the provisions of our agreements that protect us against unauthorized use, copying, transfer and disclosure of our platform may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours. We cannot guarantee that others will not independently develop technology with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions. In connection with the Codecov incident, the threat actor was able to export a copy of our source code which, if disseminated, may enable unauthorized third parties to develop such applications more easily. Any unauthorized disclosure or use of our trade secrets or other confidential proprietary information could make it more expensive to do business, thereby harming our operating results.
If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our products, our results of operations may be harmed.
We may experience system slowdowns and interruptions from time to time. In addition, continued growth in our customer base could place additional demands on our products and could cause or exacerbate slowdowns or interrupt the availability of our products. If there is a substantial increase in the volume of usage of our products, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our products or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, if our users are not able to access our products or encounter slowdowns when doing so, we may lose customers or partners. Some of our subscriptions include standard service-level commitments. If we are unable to meet the stated service-level commitments, including failing to meet the uptime and delivery requirements under our customer subscription agreements, we may be obligated to provide these customers with service credits which could significantly affect our revenue in the periods in which the uptime or delivery failure occurs and the credits are applied. Additionally, we could also face subscription terminations, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business and results of operations. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incidents, and our insurance may not be sufficient to compensate us for the losses that could occur.
Moreover, Amazon Web Services (AWS) provides the vast majority of our cloud computing infrastructure that we use to host our products, mobile applications, and many of the internal tools we use to operate our business. We have a long-term commitment with AWS pursuant to a commercial agreement, and our products, mobile applications, and internal tools use computing, storage capabilities, bandwidth, and other services provided by AWS. Our commercial agreement with AWS will remain in effect until terminated by AWS or us. We may terminate the agreement for convenience by providing AWS prior written notice, and AWS may terminate the agreement for convenience by providing at least two years’ prior written notice. Either party may terminate the agreement for cause upon a breach of the agreement, subject to such terminating party providing prior written notice and a 30-day cure period. AWS may also terminate the agreement for cause (i) if our products pose certain security or liability risks, subject to AWS providing prior written notice and a 90-day cure period or (ii) in order to comply with applicable law or requirements of government entities, subject to AWS providing prior written notice and a 30-day cure period. Any significant disruption of, limitation of our access to, or other interference with our use of AWS would negatively affect our operations and could seriously harm our business. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would require significant time and expense and could disrupt or degrade delivery of our products. Our business relies on the availability of our products for our users and customers, and we may lose users or customers if they are not able to access our products or encounter difficulties in doing so. The level of service provided by AWS could affect the availability or speed of our products, which may also impact the usage of, and our customers’ satisfaction with, our products and could seriously harm our business and reputation. If AWS increases pricing terms, terminates or seeks to terminate our contractual relationship, establishes more favorable relationships with our competitors, or changes or interprets its terms of service or policies in a manner that is unfavorable with respect to us, our business, results of operations, and financial condition would be harmed.
In addition, we rely on hardware and infrastructure purchased or leased from third parties and software and SaaS products licensed from third parties to operate critical business functions. Our business would be disrupted if any of this third-party hardware, software, and infrastructure becomes unavailable on commercially reasonable terms, or at all. Furthermore, delays or complications with respect to the transition of critical business functions from one third-party product to another, or any errors or defects in third-party hardware, software, or infrastructure could result in errors or a failure of our products, which could harm our business and results of operations.
If we are unable to ensure that our products interoperate with a variety of software applications that are developed by others, including our integration partners, we may become less competitive and our business, results of operations, and financial condition may be harmed.
Our products integrate with a variety of hardware and software platforms and SaaS products and technologies, and we need to continuously modify and enhance our products to adapt to changes in hardware, software, and browser technologies. In particular, we have developed our products to be able to easily integrate with third-party applications, including the applications of software providers (some of which compete with us) as well as our partners, through the interaction of APIs. In general, we rely on the providers of such software systems to allow us access to their APIs to enable these integrations. We are typically subject to standard terms and conditions of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. Our business will be harmed if any key provider of such software systems:
•discontinues or limits our access to its software or APIs;
•modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers;
•changes how information is accessed by us or our customers;
•establishes more favorable relationships with one or more of our competitors; or
•develops or otherwise favors its own competitive offerings over our products.
Third-party services and products are constantly evolving, and we may not be able to modify our products to assure their compatibility with that of all other third parties. In addition, some of our competitors may be able to disrupt the operations or compatibility of our products with their products or services, or exert strong business influence on our ability to, and terms on which we, operate our products. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our products or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of our products with these products could decrease. If we are not permitted or able to integrate with these and other third-party applications in the future, our business, results of operations, and financial condition would be harmed.
Further, certain of our products include a mobile application to enable users to access our products through their mobile devices. If our mobile applications do not perform well, our business will suffer. In addition, our products interoperate with servers, mobile devices, and software applications predominantly through the use of protocols, many of which are created and maintained by third parties. We, therefore, depend on the interoperability of our products with such third-party services, mobile devices, and mobile operating systems, as well as cloud-enabled hardware, software, networking, browsers, database technologies, and protocols that we do not control. The loss of interoperability, whether due to actions of third parties or otherwise, and any changes in technologies that degrade the functionality of our products or give preferential treatment to competitive services could adversely affect adoption and usage of our products. Also, we may not be successful in developing or maintaining relationships with key participants in the mobile industry or in ensuring that we operate effectively with a range of operating systems, networks, devices, browsers, protocols, and standards. If we are unable to effectively anticipate and manage these risks, or if it is difficult for customers to access and use our products, our business, results of operations, and financial condition may be harmed.
We rely on traditional web search engines to direct traffic to our website. If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.
Our success depends in part on our ability to attract users through unpaid internet search results on traditional web search engines such as Google. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. Any reduction in the number of users directed to our website could reduce our revenue or require us to increase our sales and marketing expenditures.
We rely on third parties maintaining open digital marketplaces to distribute our mobile applications for our Freshdesk (Freshdesk Omnichannel Suite, Freshdesk Support Desk, Freshdesk Messaging, Freshdesk Contact Center, Freshdesk Customer Success), Freshservice, Freshsales, Freshmarketer, Freshsales Suite, and Freshteam products. If such third parties interfere with the distribution of our mobile applications, our business would be adversely affected.
We rely on third parties maintaining open digital marketplaces, including the Apple App Store and Google Play, which make our mobile applications for our Freshdesk (Freshdesk Omnichannel Suite, Freshdesk Support Desk, Freshdesk Messaging, Freshdesk Contact Center, Freshdesk Customer Success), Freshservice, Freshsales, Freshmarketer, Freshsales Suite, and Freshteam products available for download. We cannot assure you that the marketplaces through which we distribute these mobile applications will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We are also dependent on these third-party marketplaces to enable us and our users to timely update these mobile applications, and to incorporate new features, integrations, and capabilities.
In addition, Apple and Google, among others, for competitive or other reasons, could stop allowing or supporting access to our mobile applications through their products, could allow access for us only at an unsustainable cost, or could make changes to the terms of access in order to make our mobile applications less desirable or harder to access.
Real or perceived errors, failures, vulnerabilities, or bugs in our products would harm our business, results of operations, and financial condition.
The software technology underlying and integrating with our products is inherently complex and may contain material defects or errors. Errors, failures, vulnerabilities, or bugs have in the past, and may in the future, occur in our products, especially when updates are deployed or new features, integrations, or capabilities are rolled out. Any such errors, failures, vulnerabilities, or bugs may not be found until after new features, integrations, or capabilities have been released. Furthermore, we will need to ensure that our products can scale to meet the evolving needs of customers, particularly as we increase our focus on larger teams and organizations. Real or perceived errors, failures, vulnerabilities, or bugs in our products could result in an interruption in the availability of our products, negative publicity, unfavorable user experience, loss or leaking of personal information and data of organizations, loss of or delay in market acceptance of our products, loss of competitive position, regulatory fines, or claims by organizations for losses sustained by them, all of which would harm our business, results of operations, and financial condition.
If we experience excessive fraudulent activity, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.
We currently accept payments using a variety of methods, including credit card and debit card, and a large number of our customers authorize us to bill their credit card accounts through our third-party payment processing partners for subscriptions to our products. We are subject to regulations and compliance requirements, such as the payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard (PCI-DSS) and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we (or a third-party processing payment card transactions on our behalf) suffer a security breach affecting payment card information, we may have to pay significant fines, penalties, and assessments arising out of the major card brands’ rules and regulations, contractual indemnifications, or liability contained in merchant agreements and similar contracts, and we may lose our ability to accept payment cards for payment for our goods and services, which could materially impact our operations and financial performance.
If customers pay for their subscription plans with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed or be able to recover. Further, our customers provide us with credit card billing information online, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur chargebacks from the credit card companies for claims that the customer did not authorize the credit card transaction for subscription plans, something that we have experienced in the past. If the number of claims of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. Our third-party payment processing partners must also maintain compliance with current and future merchant standards to accept credit cards as payment for our paid subscription plans. Substantial losses due to fraud or our inability to accept credit card payments would cause our customer base to significantly decrease and would harm our business.
We employ a pricing model that subjects us to various challenges that could make it difficult for us to derive sufficient value from our customers particularly because we do not have the history with our subscription or pricing models that we need to accurately predict optimal pricing necessary to attract and retain customers.
We generally charge our customers for their use of our products based on the number of users they enable as “agents” under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our solutions enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized, and our revenue may be decreased. Conversely, customers may overestimate their agent needs when they initially use our solutions, negatively affecting our ability to accurately forecast the number of agents our customers need in forward periods. We generally also require a separate subscription to enable the functionality of each of our products. We are continuing to analyze and improve our pricing and packaging models as we adapt to a changing market, but we do not know whether our current or potential customers or the market in general will accept changes to those models, and if it fails to gain acceptance, our business and results of operations could be harmed.
If we fail to find an optimal pricing strategy for our products, our business and results of operations may be harmed. If customers do not accept our new purchase plans, we may increasingly have difficulty in attracting new customers, as well as our ability to retain existing customers to the extent we apply new pricing models to existing customer subscriptions. Our pricing model may impact our customer’s pricing decisions and adoption of our subscription plans and negatively impact our overall revenue. In the future we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenue, gross margin, profitability, financial position, and cash flow.

Finally, as the market for our products matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically.
We derive, and expect to continue to derive, substantially all of our revenue from a limited number of products.
We derive, and expect to continue to derive, substantially all of our revenue from our Freshdesk, Freshservice, and Freshsales products. As such, the continued growth in market demand for and market acceptance of these products is critical to our continued success. Demand for our products is affected by a number of factors, some of which are beyond our control, such as the rate of adoption of our products within an organization, the timing of development and release of new products by our competitors; the development and acceptance of new features, integrations, and capabilities for our products; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet the demands of users and customers to keep up with trends in preferences for CX, ITSM, or CRM products, or to achieve more widespread market acceptance of our products, our business, results of operations, and financial condition would be harmed. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their CX, ITSM, or CRM needs, which would reduce or eliminate their demand for our products. If demand for our products declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers may require considerable time to evaluate and test our products prior to making a purchase decision. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our products, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Our typical sale cycle for enterprise and mid-market customers is approximately 90 days, as compared to 30 days for small- and mid-sized businesses (SMB) customers. Moreover, large customers are often more demanding than other customers and begin to deploy our products on a limited basis but nevertheless require implementation services and negotiate pricing discounts or other onerous terms, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment, which can affect our roadmaps and deliverables. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations may be affected.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of customers may be impaired, and our business and results of operations will be harmed.
We believe that the brand identity that we have developed has significantly contributed to the success of our business with our existing customer base. We also believe that maintaining and enhancing the “Freshworks” brand is critical to expanding our customer base and establishing and maintaining relationships with partners. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to ensure that our products remain high-quality, reliable, and useful at competitive prices, as well as with respect to our free trial version. Maintaining and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain the “Freshworks” brand, or if we incur excessive expenses in this effort, our business, results of operations, and financial condition would be adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become more difficult and expensive.
If we fail to offer high-quality customer support, our business and reputation will suffer.

While we have designed our products to be easy to adopt and use, once users and customers begin using Freshworks, they rely on our support services to resolve any related issues. The importance of high-quality customer support will increase as we expand our business and pursue new customers. For instance, if we do not help organizations using our products quickly resolve issues, our reputation with existing or potential customers will be harmed. Further, our sales are highly dependent on our business reputation and on positive recommendations from existing customers using our products. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, our ability to sell our products to existing and prospective customers, and our business, results of operations, and financial condition. Additionally, as we continue to expand, we will need to hire additional support personnel to provide efficient product support globally at scale. Any failure to provide such support could harm our reputation.
Risks Related to Our Operations in India
A substantial portion of our business and operations are located in India, and we are subject to regulatory, economic, social, and political uncertainties in India.
A substantial portion of our operations and employees are located in India, including a majority of our software engineering resources, and we intend to continue to develop and expand our operations in India. Consequently, our financial performance and the market price of our Class A common stock will be affected by changes in exchange rates and controls, interest rates, changes in government policies, including taxation policies, social and civil unrest, and other political, social, and economic developments in or affecting India.
The Government of India has exercised and continues to exercise significant influence over many aspects of the Indian economy. India has a mixed economy with a large public sector and an extensively regulated private sector. Since 1991, successive Indian governments have generally pursued policies of economic liberalization and financial sector reforms, including by significantly relaxing restrictions on the private sector.
Nevertheless, the role of the Indian central and state governments in the Indian economy as producers, consumers, and regulators has remained significant, and there is no assurance that such liberalization policies will continue. The Government of India and the state governments of India play a significant role in the Indian economy, which has affected producers, consumers, service providers, and regulators over the years. The Government of India has in the past, among other things, imposed controls on the prices of a broad range of goods and services, restricted the ability of businesses to expand existing capacity and reduce the number of their employees, and determined the allocation to businesses of foreign exchange. Increased regulation, changes in existing regulations, or significant changes in India’s policy of economic liberalization may require us to change our business policies and practices. We may not be able to react to such changes promptly or in a cost-effective manner and therefore such changes may increase the cost of providing services to our customers, which would have an adverse effect on our operations and our financial condition and results of operations.
The Government of India had also announced a set of restrictive measures after a nationwide lockdown was first imposed in March 2020 in order to contain the spread of the COVID-19 pandemic. The series of lockdowns and the changing restrictive measures in various phases during 2020 and 2021 have resulted in a loss in productivity for our Indian employees. There is no assurance that employee productivity will improve or that we will be able to comply with all of the measures on a timely and cost-effective basis. If we are unable to comply with these measures on a timely basis, we may be subjected to regulatory actions for not adhering to the preventive measures. Any social or political uncertainties or the imposition of new regional or national lockdowns, and the continuation of restrictive measures needed to combat the pandemic could adversely affect business and economic conditions in India generally and our business and prospects.
We may be subject to various labor laws, regulations, and standards in India. Non-compliance with and changes in such laws may adversely affect our business, results of operations, and financial condition.
By virtue of having a significant number of employees in India, we may be required to comply with various labor and industrial laws in India, which change regularly. If we are unable to comply with such regulations on a timely basis, we may be subjected to sanctions, fines, or other regulatory actions. We cannot assure you that our costs of complying with current and future labor laws and other regulations will not adversely affect our business, results of operations, or financial condition.
Wage increases in India may diminish our competitive advantage against companies located in the United States and European Union and may reduce our profit margins.
Our wage costs in India have historically been significantly lower than wage costs in the United States and the European Union (EU) for comparably skilled professionals, and this has been one of our competitive advantages. However, wage increases in India due to legislation or other factors may prevent us from sustaining this competitive advantage and may negatively affect our financial performance. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to increase the efficiency and productivity of our employees over the long term, wage increases may negatively affect our financial performance.
Government regulation on e-commerce and foreign investment, including investment in e-commerce in India, is evolving, and unfavorable changes to, or failure by us to comply with, these evolving regulations could adversely affect our business, financial condition, and results of operations.
The ownership of Indian companies by non-residents is regulated by the Government of India and the Reserve Bank of India (RBI). Under its consolidated foreign direct investment policy (FDI Policy) and India’s Foreign Exchange Management Act, 1999 and the rules and regulations thereunder, particularly the Foreign Exchange Management (Non-debt Instruments) Rules, 2019, each as amended (FEMA), the Government of India has specific requirements with respect to the level of foreign investment permitted in certain business sectors both without (known as the automatic route) and with (known as the approval route) prior regulatory approval, as well as the pricing of such investments, downstream investments by Indian companies owned or controlled by foreign entities, and the transfer of ownership or control of Indian companies in sectors with caps on foreign investment from resident Indian persons or entities to non-residents of India.
Under the FDI Policy, 100% foreign ownership is allowed under the automatic route (i.e., generally without prior regulatory approval) in companies engaged in business to business (B2B) e-commerce activities. Our current business operations and holding structure comply with these foreign investment restrictions and conditions. However, the Government of India has made and may continue to make revisions to the FEMA and the FDI Policy as regards e-commerce in India, including in relation to inventory, pricing, discounting, and permitted services. The Department of Promotion of Industry and Internal Trade, Ministry of Commerce and Industry, Government of India (DPIIT) is also in the process of legislating a national e-commerce policy, which will address e-commerce regulation and data protection. The timing or impact of this policy, which remains in draft form, is not yet certain. Such changes may require us to make changes to our business in order to comply with Indian law.
The regulatory framework applicable to e-commerce is constantly evolving and remains subject to change by the Government of India and the RBI. Any failure, or perceived failure, by us to comply with any of these evolving laws or regulations could result in proceedings or actions against us by governmental entities or others. Further, any such framework changes, such as the mandate on recurring credit and debit card payments that went into effect on September 30, 2021, may adversely affect our results of operations. Further, pursuant to the issuance of Press Note No. 3 (2020 Series) in April 2020 by the DPIIT amending the FDI Policy and the FEMA, prior government approval is required for all foreign direct investment into India by non-resident entities from countries that share a land border with India or where the beneficial owner of such an investment is situated in or is a citizen of any such country, as well as for any transfer of any such proposed or existing foreign direct investment, directly or indirectly, that would result in ownership by any such non-resident entity or beneficial owner. The list of land border countries includes Afghanistan, Bangladesh, Bhutan, the People’s Republic of China (including Hong Kong), Myanmar, Nepal, and Pakistan. This approval requirement applies to investments in all sectors, including those that previously did not require such approval. The term “beneficial owner” has not yet been defined for purposes of the FDI Policy and the FEMA rules. In the event these restrictions are found to apply to our Indian subsidiaries in the context of any future capital raise or downstream investment in our Indian subsidiaries, our ability to effect such transactions in a timely manner may be adversely affected.
Changes in the taxation system in India could adversely affect our business.

Our business, financial condition, and results of operations could be materially and adversely affected by any change in the extensive central and state tax regime in India applicable to us and our business. Tax and other levies imposed by the central and state governments in India that affect our tax liability include central and state taxes and other levies, income tax, turnover tax, goods and service tax, stamp duty, and other special taxes and surcharges, which are introduced on a temporary or permanent basis from time to time. This extensive central and state tax regime is subject to change from time to time. The final determination of our tax liability involves the interpretation of local tax laws and related regulations in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred.
U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among Freshworks and our subsidiaries may be considered such transactions. Accordingly, we determine the pricing among our entities on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the income tax authorities review any of our tax returns and determine that the transfer price applied was not appropriate, we may incur increased tax liabilities, including accrued interest and penalties. In mitigating the risk of transfer pricing arrangements, we have filed for an Advance Pricing Arrangement with the India Revenue authorities providing certainty of the arm’s-length pricing methodology for future years.
If the shareholders of the foreign company exit by way of redemption of the shares held by them in the foreign company or by selling the shares in foreign company, the shareholders could be taxed in India where the foreign company derives substantial value from India subject to shareholders being either entitled to small shareholder exemption available under Income Tax Act, 1961 or a benefit under the applicable double taxation avoidance agreement.
Tax laws and regulations are also subject to differing interpretations by various authorities in India. Differing interpretations of tax and other fiscal laws and regulations may exist within governmental ministries, including tax administration and appellate authorities, thus creating uncertainty and potential unexpected results. The degree of uncertainty in tax laws and regulations, combined with significant penalties for default and a risk of aggressive action by the governmental or tax authorities, may result in tax risks in the jurisdictions in which we operate being significantly higher than expected. Unfavorable changes in or interpretations of existing, or the promulgation of new, laws, rules and regulations including foreign investment and stamp duty laws governing our business and operations could result in us being deemed to be in contravention of such laws and may require us to apply for additional approvals. We may incur increased costs and other burdens relating to compliance with such new requirements, which may also require significant management time and other resources, and any failure to comply may adversely affect our business, results of operations and prospects. Uncertainty in the applicability, interpretation or implementation of any amendment to, or change in, governing law, regulation or policy, including by reason of an absence, or a limited body, of administrative or judicial precedent may be time consuming as well as costly for us to resolve and may impact the viability of our current businesses or restrict our ability to grow our businesses in the future. We are continually under review by the Indian tax authorities and have not received any assessments to date that would have a material impact to our financial statements.
Our ability to receive dividends and other payouts from our Indian subsidiaries is subject to Indian legal restrictions and withholding tax.
Whether our Indian subsidiaries will pay us dividends in the future and the amount of any such dividends, if declared, will depend on a number of factors, including future earnings, financial condition and performance, cash flows, working capital requirements, capital expenditures and other factors considered relevant by us and the boards of our Indian subsidiaries. We may decide to retain a substantial portion or all of our earnings in our Indian subsidiaries to finance the development and expansion of our business and, therefore, may not declare dividends.
In the event dividends are declared, the Finance Act, 2020 requires that any dividends paid by an Indian company be subject to tax in the hands of the shareholders at applicable rates, such taxes will be withheld by the Indian subsidiary paying dividends.
Risks Related to Intellectual Property

We may become subject to intellectual property rights claims and other litigation that are expensive to support, and if resolved adversely, could have a material adverse effect on us.
We have in the past, and may in the future, become subject to intellectual property or other disputes. Our success depends, in part, on our ability to develop and commercialize our offerings without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our offerings are infringing, misappropriating, or otherwise violating third-party intellectual property rights. From time to time, our competitors or other third parties have claimed, and may in the future claim, that we are infringing upon, misappropriating, or violating their intellectual property rights, even if we are unaware of the intellectual property rights that such parties may claim cover our products or some or all of the other technologies we use in our business. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights increases, we believe that companies in our industry will face more frequent infringement claims. For example, on March 17, 2020, Zoho Corporation Pvt. Ltd. filed a lawsuit in the United States Court for the Northern District of California, as amended as of November 18, 2020, alleging the following causes of action against us: (1) violation of Defend Trade Secrets Act, (2) violation of the California Uniform Trade Secrets Act, and (3) violation of The Computer Fraud and Abuse Act. The complaint, as amended, seeks compensatory, exemplary, and punitive damages, each in an unspecified amount, interest on all damages, costs, and injunctive relief. While we believe we have meritorious defenses to the claims made in the lawsuit and intend to conduct a vigorous defense to such action, litigation is costly, time-consuming, and distracting to management and the outcome of such action remains uncertain.
As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. The costs of supporting such litigation, regardless of merit, are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations, and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment which may not be reversible upon appeal. For example, the terms of a judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. Any of these events would cause our business and results of operations to be materially and adversely affected as a result.
Moreover, insurance might not cover such claims or disputes, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim or dispute brought against us that is uninsured or underinsured could result in unanticipated costs and could have a material adverse effect on our business, results of operations, and financial condition.
We are also frequently required to indemnify our channel partners and customers in the event of any third-party infringement claims against our customers and third parties who offer our products, and such indemnification obligations may be excluded from contractual limitation of liability provisions that limit our exposure. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers and channel partners, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers and channel partners, may be required to modify one or more products to make it non-infringing, or may be required to obtain licenses for the products used. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using one or more products, and our channel partners may be forced to stop selling one or more of our products.
If we are unable to protect our intellectual property rights both in the United States and abroad, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
Our success is dependent, in part, upon protecting our intellectual property rights and proprietary information in the United States and abroad. We rely and expect to continue to rely on a combination of trademark, copyright, patent, and trade secret protection laws to protect our intellectual property rights and proprietary information both in the United States and abroad. The intellectual property laws and protections offered in countries outside of the United States may not protect proprietary rights to the same extent as laws in the United States. Therefore, our efforts to protect our intellectual property may not be adequate and competitors may independently develop similar technology or duplicate our products or services and compete with us in this and other geographies where enforcement of intellectual property rights is less clear than in the United States.
While we maintain a policy requiring our employees, consultants, independent contractors, and third parties who are engaged to develop any material intellectual property for us to enter into confidentiality and invention assignment agreements to control access to and use of our proprietary information and to ensure that any intellectual property developed by such employees, contractors, consultants, and other third parties are assigned to us, we cannot guarantee that the confidentiality and proprietary agreements or other employee, consultant, or independent contractor agreements we enter into adequately protect our intellectual property rights and other proprietary information. In addition, we cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any breach, or that the applicable counter-parties to such agreements will not assert rights to our intellectual property rights or other proprietary information arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our proprietary solutions or technologies, particularly with respect to employees who are no longer employed by us.
Furthermore, third parties may knowingly or unknowingly infringe or circumvent our intellectual property rights, and we may not be able to prevent infringement without incurring substantial expense. Litigation brought to protect and enforce our intellectual property rights would be costly, time-consuming, and distracting to management and key personnel, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operations. Any of these events would have a material adverse effect on our business, results of operations, and financial condition.
Our failure to obtain or maintain the right to use certain of our intellectual property would negatively affect our business.
Our future success and competitive position depend in part upon our ability to obtain or maintain certain intellectual property used in our products. While we have been issued patents for certain aspects of our intellectual property in the United States and have additional patent applications pending in the United States, we have not applied for patent protection in foreign jurisdictions, and may be unable to obtain patent protection for the technology covered in our patent applications. In addition, we cannot ensure that any of the patent applications will be approved or that the claims allowed on any issued patents will be sufficiently broad to protect our technology or products and provide us with competitive advantages. Furthermore, any issued patents may be challenged, invalidated, or circumvented by third parties.
Many patent applications in the United States may not be public for a period of time after they are filed, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or that we will be the first to file patent applications on such inventions. Because some patent applications may not be public for a period of time, there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued.
We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, and independent contractors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business would be materially adversely affected.
We rely on our trademarks, trade names, and brand names to distinguish our solutions from the products of our competitors, and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States. However, occasionally third parties may have already registered identical or similar marks for products or solutions that also address the software market. As we rely in part on brand names and trademark protection to enforce our intellectual property rights, efforts by third parties to limit use of our brand names or trademarks and barriers to the registration of brand names and trademarks in various countries may restrict our ability to promote and maintain a cohesive brand throughout our key markets. There can also be no assurance that pending or future U.S. or foreign trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands.
Our use of “open source” and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our products and could subject us to possible litigation.
A portion of the technologies we use in our products and mobile applications incorporates “open source” software, and we may incorporate open source software in our products and mobile applications in the future.
From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source licenses require end-users who distribute or make available across a network software and services that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code, at no cost, or license such code under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such license types. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable open source license, we could expend substantial time and resources to re-engineer some or all of our software or be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, and required to comply with the foregoing conditions, including public release of certain portions of our proprietary source code.
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our products. Any of the foregoing could be harmful to our business, results of operations, and financial condition.
We rely on software licensed from third parties to offer our products. In addition, we may need to obtain future licenses from third parties to use intellectual property rights associated with the development of our products, which might not be available on acceptable terms, or at all. Any loss of the right to use any third-party software required for the development and maintenance of our products or mobile applications could result in loss of functionality or availability of our products or mobile applications until equivalent technology is either developed by us, or, if available, is identified, obtained, and integrated. Any errors or defects in third-party software could result in errors or a failure of our products or mobile applications. Any of the foregoing would disrupt the distribution and sale of subscriptions to our products and harm our business, results of operations, and financial condition.
Risks Related to International Operations
Our international operations and sales to customers outside the United States expose us to risks inherent in international operations and sales.
We have a significant portion of our operations in India. As of September 30, 2021, 3,896 of our employees reside in India, 88% of our total employee population. For the nine months ended September 30, 2021, 57% of our revenue was generated from customers outside North America. Besides India and the United States, we have significant marketing and sales operations primarily in Australia, Canada, France, Germany, Ireland, Netherlands, and the United Kingdom. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
•the need to localize and adapt our products for specific countries, including translation into foreign languages and associated expenses;
•data privacy laws that impose different and potentially conflicting obligations with respect to how personal information is Processed or require that customer data be stored in a designated territory;
•difficulties in staffing and managing foreign operations;
•regulatory and other delays and difficulties in setting up and maintaining foreign operations;
•different pricing environments, longer sales cycles, longer accounts receivable payment cycles, and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, privacy, and data protection laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•declines in the values of foreign currencies relative to the U.S. dollar;
•restrictions on the transfer of funds;
•potentially adverse tax consequences;
•the cost of and potential outcomes of any claims or litigation;
•future accounting pronouncements and changes in accounting policies;
•changes in tax laws or tax regulations;
•public health or similar issues, such as a pandemics or epidemics; and
•regional and local economic and political conditions.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. These factors and others could harm our ability to increase international revenue and, consequently, would materially impact our business and results of operations. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.
In particular, the majority of our software development operations are in India. Terrorist attacks and other acts of violence or war have the potential to directly impact our customers. To the extent that such attacks affect or involve India, our business may be significantly impacted due to the extent of our operations in India. Further, South Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries. Such activities could disrupt communications, make travel more difficult, and create a greater perception that investments in companies with large operations in India involve a higher degree of risk. This, in turn, could have an adverse effect on the market for our Class A common stock.
We process business and personal information of our customers and employees, which subjects us to stringent and changing laws, regulations, industry standards, information security policies, self-regulatory schemes, contractual obligations, and other legal obligations related to data processing, protection, privacy, and security, and our actual or perceived failure to comply with such obligations could harm our business, financial condition, results of operations, and prospects and could expose us to liability.
We process business and personal information belonging to our users, customers, and employees and because of this, we are subject to numerous federal, state, local, and foreign laws, orders, codes, regulations, and regulatory guidance regarding privacy, data protection, information security, and the processing of personal information and other content (Data Protection Laws), the number and scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules, laws, or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws may have on our business.
We are also subject to the terms of our internal and external privacy and security policies, codes, representations, certifications, industry standards, publications, and frameworks (Privacy Policies) and obligations to third parties related to privacy, data protection, and information security (Data Protection Obligations).
The requirements or obligations of the regulatory framework for privacy, information security, data protection, and data Processing worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.
Any significant change in Data Protection Laws or Data Protection Obligations, including without limitation, regarding Processing of our users’ or customers’ data, or regarding the manner in which the express or implied consent of users or customers for the use and disclosure of such data is obtained, could increase our costs and could require us to modify our products or operations, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our users and customers voluntarily share, or may limit our ability to store and Process customer data and operate our business.
In the EU, the General Data Protection Regulation 2016/679 (GDPR), which came into effect in May 2018, imposes more stringent data protection requirements and provides for greater penalties for noncompliance than previous data protection laws, including fines of up to the greater of €20 million or 4% of annual global revenue. While we instituted a GDPR compliance strategy and program that we continue to evaluate and improve as our products change and expand, we still cannot be certain how EU regulators will interpret or enforce many aspects of the GDPR, and some regulators may do so in an inconsistent manner, making such a prediction even more difficult. The GDPR also provides that EU member states may introduce further conditions and safeguards, including limitations, to make their own further laws and regulations limiting the Processing of business and personal information, which could limit our ability to collect, use, share, or otherwise Process European data, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.
European data protection laws, including the GDPR, also generally prohibit the transfer of personal data from Europe, including the EEA, the United Kingdom, and Switzerland, to the United States and most other countries unless the parties to the transfer have established a legal basis for the transfer and implemented specific safeguards to protect the transferred personal data. Although there are legal mechanisms to allow for the transfer of personal information from the United Kingdom, the EEA, and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the business or personal information Processing activities necessary to research, develop and market our products. For example, one of the primary mechanisms allowing U.S. companies to import personal information from Europe in compliance with the GDPR has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. However, the EU-U.S. Privacy Shield framework was invalidated in July 2020 in a decision by the Court of Justice of the EU and the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner.
The decision by the Court of Justice and the announcement by the Swiss Commissioner also both raised questions about whether one of the primary alternatives to the Privacy Shield frameworks, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. In November 2020, EU regulators proposed a new set of Standard Contractual Clauses, which impose additional obligations and requirements with respect to the transfer of EU personal information to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. At present, there are few, if any, viable alternatives to the Privacy Shield and the Standard Contractual Clauses. If we are unable to implement a valid solution for personal information transfers to the United States and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against Processing or transferring personal information from Europe, and we may be required to increase our data Processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. Furthermore, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and services and operating our business.
Additionally, following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. Pursuant to a post-Brexit trade deal between the United Kingdom and the EU, transfers of personal information from the EEA to the United Kingdom are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. While the European Commission has issued, and the European Data Protection Board has adopted, two draft Opinions on the adequacy of the United Kingdom’s data protection regime, unless the EU Commission makes a final adequacy finding with respect to the United Kingdom before the end of that period, the United Kingdom will be considered a “third country” under the GDPR, and transfers of European personal information to the United Kingdom will require an adequacy mechanism to render such transfers lawful under the GDPR. Additionally, although United Kingdom privacy, data protection, and data security laws are designed to be consistent with the GDPR, uncertainty remains regarding how privacy, data protection, information security, and data transfers to and from the United Kingdom will be regulated notwithstanding Brexit. For example, authorities in the United Kingdom may also invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the Standard Contractual Clauses. With substantial uncertainty over the interpretation and application of privacy, data protection, or information security in the United Kingdom, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us. Any of the foregoing could result in significant liability or cause our customers to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance, and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.
In addition to the EU, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and Processing of data or similar requirements that could increase the cost and complexity of delivering our products, particularly as we further expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India, and China, would potentially impose more stringent obligations, including data localization requirements. If we are unable to develop and offer products that meet legal requirements or help our users and customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience reduced demand for our products, harm to our reputation, and become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business. Further, given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions.
Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, California also enacted legislation, the California Consumer Privacy Act of 2018 (CCPA), which affords consumers expanded privacy protections as of January 1, 2020. The potential effects of this legislation are far reaching and may require us to modify our data Processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. It also remains unclear how much private litigation will ensue under the data breach private right of action, and whether existing amendments that are favorable to us as a “service provider” that exclude business to business (B2B) information and employee information from certain of the CCPA’s requirements will remain in effect, which would potentially result in additional compliance obligations. Additionally, it is expected that the CCPA will be expanded on January 1, 2023, by the California Privacy Rights Act of 2020 (CPRA). The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed or enacted in other states and at the federal level. For example, Virginia enacted the Consumer Data Protection Act (CDPA) that may impose obligations similar to or more stringent than those we may face under other data protection laws. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements.
Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. There are a number of legislative proposals in the United States, at both the federal and state level, and in the EU and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that future laws, regulations, and standards may have on our business.

Additionally, the Government of India, in December 2019, introduced the Personal Data Protection Bill, 2019, which will provide for a framework for protection of personal data and use of non-personal data and will seek to, among others, lay down norms for cross-border transfer of personal data, define the scope of the definition of personal data and non-personal data, establish a data protection authority, and ensure the accountability of entities Processing personal data. Should such a framework be adopted, our ability to Process business and personal information belonging to our users and customers may be further restricted. Change in existing legislation or introduction of new legislation may require us to incur additional expenditures to ensure compliance with such legislation, which may adversely affect our financial condition. We strive to comply with Data Protection Laws and Data Protection Obligations to the extent possible, but we may at times fail, or may be perceived to have failed, to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or vendors do not comply with applicable Data Protection Laws and Data Protection Obligations. A finding that our Privacy Policies are, in whole or part, inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, a failure or perceived failure by us to comply with Data Protection Laws or Data Protection Obligations or any data compromise that results in the unauthorized release or transfer of business or personal information or other user or customer data, may increase our compliance and operational costs, limit our ability to market our products or services and attract new and retain current customers, limit or eliminate our ability to Process data, and result in domestic or foreign governmental enforcement actions and fines, litigation, significant costs, expenses, and fees (including attorney fees), cause a material adverse impact to business operations or financial results, and otherwise result in other material harm to our business. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies, and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions, or investigations by governmental entities, authorities, or regulators that could require changes to our business practices, diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business.
We are subject to anti-corruption, anti-bribery, and similar laws, and our failure to comply with these laws could subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act 2010, the India Prevention of Corruption Act, 1988, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other benefits to or from any person whether in the public or private sector. As we increase our international sales and business further, our risks under these laws may increase especially given our substantial reliance on sales to and through resellers and other intermediaries. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our business, results of operations, and financial condition.
We are subject to various export control, import, and trade and economic sanction laws and regulations that could impair our ability to compete in international markets and subject us to liability for noncompliance.
Our business activities are subject to various export control, import, and trade and economic sanction laws and regulations, including, among others, the U.S. Export Administration Regulations, administered by the Department of Commerce’s Bureau of Industry and Security, U.S. Customs regulations, and economic and trade sanctions regulations maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control, which we refer to collectively as Trade Controls. Trade Controls may prohibit or restrict the sale or supply of certain products and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions. We incorporate encryption technology into certain of our products, which may subject their export outside of the United States to certain export authorization requirements, including licensing, compliance with license exceptions, or other appropriate government authorization. In addition, various other countries regulate the import and export of certain encryption and other technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit the ability of organizations to use our products in those countries.
Although we maintain internal controls reasonably designed to ensure compliance with Trade Controls, our products and services may have in the past been, and could in the future be, provided inadvertently in violation of Trade Controls, despite the precautions we take. Violations of Trade Controls may subject our company, including responsible personnel, to various adverse consequences, including civil or criminal penalties, government investigations, and loss of export privileges. Further, obtaining the necessary authorizations, including any required licenses, for particular transactions or uses of our products may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, if our channel partners fail to obtain any required import, export, or re-export licenses or permits, this could result in a violation of law by us, and we may also suffer reputational harm and other negative consequences, including government investigations and penalties.
Finally, changes in our products or future changes in Trade Controls could result in our inability to provide our products to certain customers or decreased use of our products by existing or potential customers with international operations. Any decreased use of our products or mobile applications or increased limitations on our ability to export or sell our products and mobile applications would adversely affect our business, results of operations, and financial condition.
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our products and could harm our business.
The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our products in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet related commerce or communications generally or result in reductions in the demand for internet-based products such as ours. In addition, the use of the internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool has been harmed by “viruses,” “worms,” and similar malicious programs and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our products could decline.
We face exposure to foreign currency exchange rate fluctuations.
While we have historically transacted in U.S. dollars with our customers and vendors, we have transacted in some foreign currencies with such parties and for our payroll in those foreign jurisdictions where we have operations, and expect to continue to transact in more foreign currencies in the future. Accordingly, fluctuations in the value of foreign currencies relative to the U.S. dollar can adversely affect our revenue, operating expenses and results of operations due to transactional and translational remeasurement that is reflected in our earnings. Also, fluctuations in the values of foreign currencies relative to the U.S. dollar could make it more difficult to detect underlying trends in our business and results of operations.
Restrictive changes to immigration laws may hamper our growth.
The success of our business is dependent on our ability to attract and retain talented and experienced professionals in the jurisdictions in which we operate. Immigration laws in the countries in which we operate are subject to legislative changes, as well as to variations in the standards of application and enforcement due to political forces and economic conditions.
Our business is strengthened by the ability to mobilize employees between India and the United States where we have significant operations. Changes to U.S. immigration laws could make it more difficult to obtain the required work authorizations for our employees. This could in turn have an adverse effect on our operations and the value of our Class A common stock.
Risks Related to Tax Matters
Our business, results of operations, and financial condition may be harmed if we are required to collect sales or other related taxes for subscriptions to our products in jurisdictions where we have not historically done so.
We collect sales and use, value-added and similar taxes in a number of jurisdictions in the United States. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our products due to the incremental cost of any such sales or other related taxes, or otherwise harm our business, results of operations, and financial condition.
Additionally, the application of indirect taxes, such as sales and use tax, value-added tax, GST, business tax, and gross receipt tax, to our business is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations, and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. New legislation could require us to incur substantial costs, including costs associated with tax calculation, collection, and remittance and audit requirements, and could adversely affect our business and results of operations. Furthermore, the U.S. Supreme Court recently ruled in South Dakota v. Wayfair that a U.S. state may require an online retailer to collect sales taxes imposed by the state in which the buyer is located, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.
As of December 31, 2020, we had U.S. federal net operating loss carryforwards of $157.9 million portions of which will begin to expire in 2030 if not utilized. In addition, we have foreign tax credits of $5.0 million that will begin to expire in 2027. Furthermore, we have state net operating loss carryforwards of $176.0 million, portions of which will begin to expire beginning in 2032. Portions of these net operating loss carryforwards and foreign tax credits could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security (CARES Act), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing NOLs may be subject to limitations arising from transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. In the future, we may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
Our effective tax rate could increase due to several factors, including:

•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
In particular, new income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, regulations could be interpreted, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.
Our international operations may subject us to potential adverse tax consequences.
We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters, which could adversely affect the trading price of our Class A common stock.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Based on shares of common stock held as of September 30, 2021, stockholders who hold shares of Class B common stock, including our executive officers and directors and their affiliates, together held approximately 79.7% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Mathrubootham, controlled approximately 6.6% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Mathrubootham is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.
In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 10% of the combined voting power of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
Future transfers by holders of shares of Class B common stock will generally result in those shares converting to shares of Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. Certain permitted transfers, as specified in our amended and restated certificate of incorporation, will not result in shares of Class B common stock automatically converting to shares of Class A common stock, including certain estate planning transfers as well as transfers to our founders or our founders’ estates or heirs upon death or incapacity of such founder. If, for example, Mr. Mathrubootham (or family trusts to which he were to transfer shares of Class B common stock) retain a significant portion of his holdings of Class B common stock for an extended period of time, he (or such trusts) could, in the future, control a majority of the combined voting power of our Class A common stock and Class B common stock. As a board member, Mr. Mathrubootham owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Mathrubootham is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
FTSE Russell and Standard & Poor’s do not allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also, in 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price, volume, and liquidity of our Class A common stock could be adversely affected.
The concentration of our share ownership in those stockholders who held our stock prior to our initial public offering, including our executive officers, directors and holders of more than 5% of our capital stock, may limit your ability to influence corporate matters.
Our executive officers, directors, holders of more than 5% of our capital stock and affiliated entities together beneficially owned approximately 70.4% of our total shares outstanding and 79.7% of our voting power as of September 30, 2021. As a result, these stockholders, acting together, have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
Additional stock issuances could result in significant dilution to our stockholders.

We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. We intend to issue an additional 2,850,000 shares of our Class A common stock and donate such shares to our charitable foundation, which will result in additional dilution to our existing stockholders. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, to the extent outstanding stock options to purchase our stock are exercised or restricted stock units settle, there will be further dilution. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
All of our directors and officers and holders of substantially all of our common stock and securities exercisable for or convertible into our common stock, are subject to lock-up agreements or market standoff agreements that restrict their ability to transfer such securities during the period ending on the earlier of (i) 181 days after the date of our initial public offering and (ii) the opening of trading on the second trading day after we announce earnings results for the quarter ending December 31, 2021, subject to certain exceptions. We refer to this restricted period as the lock-up period. All holders of our securities are subject to market standoff agreements with us that restrict their ability to transfer such securities during the lock-up period. Such market standoff provisions generally do not provide for exceptions or allow for early releases. We will not amend or waive any of the restrictions of such market standoff agreements during the lock-up period without the prior written consent of Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. on behalf of the underwriters.
Pursuant to the lock-up agreements, upon meeting certain trading price conditions of our Class A common stock, on November 4, 2021, up to 58.2 million shares of our common stock became eligible for sale. The remainder of our shares of common stock, other than those shares of Class A common stock sold in our recent initial public offering which are freely tradable, will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act,
The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control, and this volatility could be accentuated by the limited public float of our shares relative to our overall capitalization. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the risk factors set forth in this section as well as the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders, including sales by our stockholders immediately following the early releases from the lock-up period;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors, particularly in light of the significant portion of our revenue derived from a limited number of customers;
•changes in our financial, operating or other metrics, regardless of whether we consider those metrics as reflective of the current state or long-term prospects of our business, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations, particularly in light of the significant portion of our revenue derived from a limited number of customers;
•announcements by us or our competitors of new products, applications, features, or services;

•the public’s reaction to our press releases, other public announcements, and filings with the U.S. Securities and Exchange Commission (SEC);
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•actual or perceived privacy or data security incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, applications, products, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management; and
•general political and economic conditions and slow or negative growth of our markets.
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Substantial future sales of shares of our Class A common stock by existing holders in the public market could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock.
In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States. We have also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the lock up and the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the United States in the open market.
Sales of our shares could also impair our ability to raise capital through the sale of additional equity securities in the future and at a price we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
Our Class A common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our Class A common stock to decline.
We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.
As a public company listed in the United States, we will incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as members of senior management.
We are an “emerging growth company,” and we intend to comply only with reduced disclosure requirements applicable to emerging growth companies. As a result, our Class A common stock could be less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act), and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of over $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30 and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
General Risks
Our culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the high employee engagement fostered by our culture, which could harm our business.
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to develop the infrastructure to support our growth, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions, particularly in light of our employees working remotely due to the COVID-19 pandemic. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the useful lives and carrying values of long-lived assets, the fair value of our Class A common stock, stock-based compensation expense, the period of benefit for deferred contract acquisition costs, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, and the rules and regulations of the applicable Nasdaq listing standards. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. For example, as we have prepared to become a public company, we have worked to improve the controls around our key accounting processes and our quarterly close process, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that will be necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls, or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock. Changes in tax laws or regulations could be enacted or existing tax laws or regulations could be applied to us or our customers in a manner that could increase the costs of our products and harm our business.
We are currently planning and designing information systems enhancements, and problems with the design or implementation of these enhancements could interfere with our business and operations.
We are currently in the process of significantly enhancing our information systems and have recently implemented a new enterprise resource planning (ERP) system. The implementation of significant enhancements to information systems is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. The implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement these enhancements to information systems without experiencing further delays, increased costs and other difficulties. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the design or implementation periods, could adversely affect our ability to process customer orders, provide products and support to our customers, invoice and collect from our customers, fulfill contractual obligations, and otherwise run our business. Data integrity problems or other issues may also be discovered during or as a result of the implementation which, if not corrected, could impact our business or financial results. If we are unable to successfully design and implement our information system enhancements, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the information system enhancements as planned or the information systems do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.
We may engage in merger and acquisition activities, which would require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.

As part of our business strategy to expand our product offerings and grow our business in response to changing technologies, customer demand, and competitive pressures, we have in the past and may in the future make investments or acquisitions in other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. These acquisitions may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. Existing and potential customers may also delay or reduce their use of our products due to a concern that the acquisition may decrease effectiveness of our products (including any newly acquired product). In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected.
Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by stockholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash for any such acquisition which would limit other potential uses for our cash. If we incur debt to fund any such acquisition, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders’ ownership would be diluted.
Increased government scrutiny of the technology industry could negatively affect our business.
The technology industry is subject to intense media, political, and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies. Although we are not currently subject to any such investigations, if investigations targeted at other companies result in determinations that practices we follow are unlawful, including practices related to use of machine- and customer-generated data or artificial intelligence, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could have impacts on us, even if they are not intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase our cost of conducting the business, limit the opportunities to increase our revenue, or prevent us from offering products or services.
We also could be harmed by government investigations, litigation, or changes in laws and regulations directed at our business partners, or suppliers in the technology industry that have the effect of limiting our ability to do business with those entities or that affect the services we can obtain from them. There can be no assurance that our business will not be materially adversely affected, individually or in the aggregate, by the outcomes of such investigations, litigation or changes to laws and regulations in the future.
We may need additional capital, and we cannot be sure that additional financing will be available.
Historically, we have financed our operations and capital expenditures primarily through sales of our capital stock and debt securities that are convertible into our capital stock. In the future, we may raise additional capital through additional equity or debt financings to support our business growth, to respond to business opportunities, challenges, or unforeseen circumstances, or for other reasons. On an ongoing basis, we are evaluating sources of financing and may raise additional capital in the future. Our ability to obtain additional capital depends on our development efforts, business plans, investor demand, operating performance, the condition of the capital markets, and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of existing stockholders, and existing stockholders may experience dilution. Further, if we are unable to obtain additional capital when required, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or unforeseen circumstances would be adversely affected.
Additionally, our subsidiaries in India are subject to Indian foreign exchange controls that regulate borrowing in foreign currencies. Such regulatory restrictions limit our financing sources and hence could constrain our ability to obtain financing on competitive terms and refinance existing indebtedness. In addition, we cannot assure you that the required approvals will be granted to us without onerous conditions, or at all. Limitations on raising foreign debt may have an adverse impact on our business growth, financial condition, results of operations, and cash flows.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action for a breach of fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders;
•any claim or cause of action against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our bylaws (as each may be amended from time to time);
•any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (as each may be amended from time to time, including any right, obligation, or remedy thereunder);
•any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any claim or cause of action against us or any of our current or former directors, officers, or other employees governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Additionally, our amended and restated certificate of incorporation provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.
Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.
There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders, such as:
•establishing a classified board of directors so that not all members of our board of directors are elected at one time;
•permitting the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•providing that directors may only be removed for cause;
•prohibiting cumulative voting for directors;
•requiring super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•eliminating the ability of stockholders to call special meetings of stockholders;
•prohibiting stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders; and
•our dual class common stock structure as described above.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. Accordingly, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Catastrophic events may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. In particular, the COVID-19 pandemic, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, operations, and results of operations, many of which are beyond our control. In the event of a major earthquake, monsoon, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our products’ development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism would also cause disruptions to the internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident, and our insurance may not be sufficient to compensate us for the losses that could occur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
From July 1, 2021 to September 22, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-259727), we granted certain directors, officers, employees, consultants, and other service providers RSUs (including PRSUs) representing an aggregate of 13,714,520 shares of our Class B common stock under our equity compensation plans.
The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act, because the issuance of securities to the recipient did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuances of these securities were made without any general solicitation or advertising.
Use of Proceeds
In September 2021, we closed completed our initial public offering of 31,350,000 shares of our Class A common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 2,850,000 additional shares of common stock, at a public offering price of $36.00 per share. We received gross proceeds of $1.13 billion. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-259118), which was declared effective by the SEC on September 21, 2021. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. acted as joint lead book-running managers for the offering. Jefferies LLC and Barclays Capital Inc. also acted as book-running managers for the offering. Shares of our Class A common stock began trading on the Nasdaq Global Select Market on September 22, 2021 and, following the sale of all the shares upon the closing of the initial public offering, the offering terminated.
The net proceeds to us, after deducting underwriting discounts and commissions of $59.3 million and offering expenses of $7.0 million, were $1.06 billion. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of September 21, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on September 22, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
4.1	Form of Class A common stock certificate of Freshworks Inc.	S-1/A	333-259118	4.1	September 13, 2021
4.2	Voting Agreement by and among the Registrant and certain of its stockholders, dated August 26, 2021.	S-1	333-259118	4.3	August 27, 2021
10.1	Freshworks Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259118	10.2	September 13, 2021
10.2	Freshworks Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259118	10.3	September 13, 2021
10.3	Amended and Restated Offer Letter by and between the Registrant and Rathna Girish Mathrubootham, dated August 25, 2021.	S-1	333-259118	10.6	August 27, 2021
10.4	Amended and Restated Offer Letter by and between the Registrant and Tyler Sloat, dated August 25, 2021.	S-1	333-259118	10.7	August 27, 2021
10.5	Amended and Restated Offer Letter by and between the Registrant and Jose Morales, dated August 25, 2021.	S-1	333-259118	10.8	August 27, 2021
10.6	Amended and Restated Offer Letter by and between the Registrant and Stacey Epstein, dated August 25, 2021.	S-1	333-259118	10.9	August 27, 2021
10.7	Amended and Restated Offer Letter by and between the Registrant and Srinivasagopalan Ramamurthy, dated August 25, 2021.	S-1	333-259118	10.10	August 27, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL					X
__________________
†    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freshworks Inc.

Date:	November 5, 2021	By:	/s/ Rathna Girish Mathrubootham
Rathna Girish Mathrubootham
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)