Form 10-K
period 2021-12-31
Freshworks Inc.
filed 2022-02-23
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 001-40806
__________________________________________
Freshworks Inc.
__________________________________________
(Exact name of Registrant as specified in its charter)

Delaware	7372	33-1218825
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
__________________________________________
2950 S. Delaware Street, Suite 201
San Mateo, CA 94403
(Address of principal executive offices)
(650) 513-0514
(Registrant's telephone number, including area code)
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	FRSH	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2021 was approximately $4.3 billion, based on the closing price of $26.26 for shares of the registrant's Class A common stock as reported for such date by Nasdaq Global Select Market. The registrant has elected to use December 31, 2021 as the calculation date because on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately-held company. Shares of the registrant's Class A common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 16, 2022, the number of shares of the registrant's Class A common stock outstanding was 71,656,433 and the number of shares of the registrant's Class B common stock outstanding was 210,990,114.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The 2022 Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "target," "will," or "would," or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Risk Factors" contained in Part I, Item 1A in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from these described in the forward-looking statements.
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on

Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

RISK FACTORS SUMMARY
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described in “Part I, Item IA. Risk Factors” of this Annual Report on Form 10-K. Below is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, operating results, and prospects. You should read this summary together with the more detailed description of each risk factor contained below.
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
•We recognize revenue over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.
•Our business depends substantially on our customers renewing their subscriptions and purchasing additional subscriptions from us, and any decline in our customer retention would harm our future operating results.
•We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business.
•A substantial portion of our business and operations are located in India, and we are subject to regulatory, economic, social, and policy uncertainties in India.
•We are subject to various labor laws, regulations, and standards in India. Non-compliance with and changes in such laws may adversely affect our business, results of operations, and financial condition.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our executive officers, employees, and directors and their affiliates, and limiting your ability to influence corporate matters.

Part I
Item 1.    BUSINESS
Overview
Our mission is to make it fast and easy for businesses to delight their customers and employees.
We provide businesses of all sizes with modern SaaS products that are designed with the user in mind. We started with Freshdesk, our customer experience (CX) product, and later expanded our offering to include Freshservice, our IT service management (ITSM) product; and more recently, Freshsales and Freshmarketer, which are our sales force and marketing automation solutions. Currently, more than 56,000 businesses use our software to delight their customers and employees.
Our powerful software delivers the modern functionality and capabilities businesses need, while being intuitive and easy to use, rapid to onboard, agile, and affordable for organizations of all sizes. We build intelligence and automation into our products wherever possible to accelerate user productivity and allow them to quickly meet the increasing demands of their customers and employees. By accelerating time to value, increasing productivity, and lowering costs, we provide businesses with a concrete return on their investment in Freshworks. With an increased ability to delight customers and employees, businesses also benefit from improved customer and employee retention, higher net promoter scores (NPS), and better business outcomes.
Businesses from more than 120 countries around the world use Freshworks products to delight their customers and employees every day. As of December 31, 2021, over 50% of our annual recurring revenue (ARR) was from customers with more than 250 employees. We provide products across multiple massive markets in order to address the needs of businesses of all sizes that need to digitally transform to delight their customers and employees.
Our business has grown rapidly in recent periods as our customer base and operations have scaled. Our total revenue was $371.0 million, $249.7 million and $172.4 million in the years ended December 31, 2021, 2020 and 2019, respectively, representing year-over-year growth rates of 49% and 45%, respectively.
Our Market Opportunity
Digital transformation has driven companies to evaluate how and where they invest in technology solutions to better engage with customers and employees. We believe that companies around the world, regardless of size, need better software to better manage customer and employee relationships. We define our total addressable market by utilizing industry research firms and their market estimates.
Based on industry research from International Data Corporation (IDC), we believe we have a large addressable market of approximately $120 billion. As defined by IDC, we offer products that provide powerful functionality addressing select markets within Customer Relationship Management (CRM)—including Customer Service, Contact Center, Salesforce Productivity and Management, and Marketing Campaign Management; and System and Service Management (SSM)—including IT Service Management, IT Operations Management and IT Automation and Configuration Management. According to IDC, by 2025, the markets we address within CRM will represent a $76 billion opportunity and the SSM market will represent a $44 billion opportunity.
Our Business Model
Product-led growth (PLG) is the core foundation of Freshworks and has helped us serve organizations of all sizes. The simplicity and powerful functionality underpinning our Freshworks solutions acts as the primary driver of customer acquisition, conversion, and expansion by driving trials of our products that we supplement with our inbound and outbound sales motions. Our pricing is transparent, affordable, and easy to understand, reducing the length of sales cycles and increasing the efficiency of marketing and sales. This enables us to disrupt the traditional top-down sales motion, letting users, not executives, designate Freshworks as their software of choice.
Our go-to-market approach allows us to respond to how businesses want to buy our products. This flexible approach capitalizes on the strong user-driven adoption and user love for our products with a dedicated focus on driving successful adoption and expansion within organizations and divisions of large organizations. We offer our products under both free and paid subscription plans, further reducing friction to adoption and accelerating our go-to-market motion.

We focus our go-to-market motion on businesses based on their size:
•Small- and Mid-Sized Businesses (SMB) (organizations with 250 or fewer employees): We service our SMB customers through inbound and partner demand generation, which is low-cost, low-touch, and self-service.
•Mid-Market (organizations with 251 to 5,000 employees): We service our mid-market customers through inbound, outbound and partner demand generation.
•Enterprise (organizations with 5,001 or more employees): We service our enterprise customers through inbound, outbound and partner demand generation. We focus on serving divisions or departments within enterprises.
We have three go-to-market motions to attract customers:
•Inbound motion: Our inbound motion is the primary way we sell to organizations, regardless of the organization’s size or industry. We rely on efficient search marketing and word of mouth to encourage individual users or small teams within an organization to discover, try, and purchase our products. We drive potential customers to our website as the primary channel to learn about our solutions and we offer 21-day free trials of our premium tier products, giving potential customers flexibility to try before they buy.
•Outbound motion: This approach is focused on mid-market and enterprise organizations. We rely on three main groups to drive our outbound business: outbound marketing, sales development representatives, and field sales representatives. We utilize our outbound motion in conjunction with our inbound efforts to help accelerate the adoption of our products, and the increased usage of our products within existing customers.
•Partner ecosystem: Our growing partner ecosystem enriches our offerings, scales our geographic coverage, and helps us reach a broader audience than we would be able to reach on our own, thus amplifying our go-to-market investments. Our partner ecosystem consists of channel partners, ISV partners and marketplace partners, including developers.
Once a business has purchased a subscription to one of our products, we activate our customer success programs that are aligned with the size and scale of each customer and are designed to ensure businesses are getting the most out of their subscription. We provide digital onboarding directly or with partners to all customers. We conduct health checks and business reviews, monitor customer satisfaction and NPS, and identify gaps to proactively address any concerns. Our customer success team is also responsible for customer renewals and for identifying expansion opportunities.
Products and Capabilities
Freshworks provides solutions that serve the needs of users in the CX and ITSM categories, and we have also expanded our offering with Sales and Marketing automation products. These product offerings enable organizations to acquire, engage, and better serve their customers and employees.
For customer facing teams, we offer our CX family of products, Freshdesk, including Freshdesk Support Desk, Freshdesk Omnichannel Suite, Freshdesk Messaging, Freshdesk Contact Center, and Freshdesk Customer Success. These products allow businesses to delight their customers across touchpoints, streamline customer conversations, and automate repetitive tasks.
For employee facing teams, our ITSM product, Freshservice, provides both the intelligence and automation businesses need to give employees the “consumer” like experience they now expect. We also offer additional products, including HR Management. These products and capabilities are relatively nascent but we believe they provide evidence of our continued focus on innovation and will be growth opportunities for Freshworks in the future.
For go-to-market teams, our Sales and Marketing products of Freshsales, Freshmarketer, and Freshsales Suite align users with a unified view of the customer journey to better acquire, engage, and close customers.
All of our products leverage our Freshworks Neo platform, which provides shared services that enable us to rapidly innovate and release new products. Businesses can use Neo—which provides a low-code development and a hassle-free deployment environment—to extend and integrate Freshworks into their existing solutions and perform advanced analytics to gain insights that help them run their businesses more efficiently.

Freshworks Products Overview
Customer Experience Product Offerings
The main product of our CX offerings is Freshdesk Support Desk, which businesses use to interact with their customers and respond to customer service requests.
•Freshdesk Support Desk. Freshdesk Support Desk enables businesses to delight their customers at every service engagement touchpoint across traditional channels like email as well as modern channels like messaging and social media. Freshdesk Support Desk helps agents resolve complex issues through its powerful collaboration, tools, intelligent automation and provision of a unified view of the customer. Freshdesk also helps improve agent productivity through omniroute technology that balances agent workload intelligently across channels and agent availability, native field service management tools, and embedded collaboration within a customer record. Freshdesk Support Desk also has native technology that scales with the customer, including multilingual support capabilities and prescriptive analytics that support better insights and business decisions.
We also offer additional products in the CX space to address specific communication channels and use cases.
•Freshdesk Messaging. Freshdesk Messaging provides agents with a modern conversational user interface to proactively engage with their customers across web, mobile, and social messaging applications. Our Freshdesk Messaging bot technology allows businesses to provide self service to customers by automating commonly performed transactions and providing answers to frequently asked questions.
•Freshdesk Contact Center. Freshdesk Contact Center provides agents with a modern, cloud-based telephony system to connect with customers that supports complex call-flows, number and call management, IVR, and routing needs. Freshdesk Contact Center also provides a live dashboard and reports along with other agent productivity tools.
•Freshdesk Omnichannel Suite. Freshdesk Omnichannel Suite, an integrated suite of Freshdesk Support Desk, Freshdesk Messaging, and Freshdesk Contact Center solutions, delivers a single, unified customer experience that moves with the customer across multiple support channels. Customer experience agents that use Freshdesk Omnichannel Suite are able to engage and track customers across digital and traditional channels to provide a superior customer experience to delight customers.
•Freshdesk Customer Success. Freshdesk Customer Success helps customer success managers at B2B subscription companies proactively manage their customers to increase customer retention and delight.
IT Service Management Product Offerings
The main product of our ITSM offering is Freshservice, which helps IT organizations ensure the allocation and availability of technology throughout the company. Freshservice capabilities increase employee productivity and job satisfaction so that each employee can best contribute to desired business outcomes.

Freshservice
Freshservice enables organizations to use its AI-powered service management capabilities to streamline IT service delivery, including unified incident management for holistic handling of incidents, knowledge management and change management, Freshservice supports employee productivity by enabling internal teams to onboard new employees into an organization quickly and with Freshservice's multi-channel approach for self-service, employees are able to interact with service desks across departments using their channel of choice. Freshservice also offers various efficiency capabilities such as asset management tools for the efficient utilization of assets, integrated project management for collaboration and efficiency across an organization, integrated alert management for timely resolution of service-impacting incidents, powerful dashboards and reporting functionality for greater insights to improve service delivery and virtual agent capabilities that gives employees the option to use self-service with chatbots to rapidly resolve employee service requests.
Sales & Marketing Product Offerings
The products for our Sales & Marketing offering are Freshsales, which businesses use for sales force automation, and Freshmarketer, which businesses use for marketing automation. We also offer Freshsales Suite that includes the best of sales force and marketing automation with a unified customer record so businesses can better market and sell to each customer.
Freshsales
Freshsales enables increased seller productivity by providing a multi-tiered approach to automating sales workflow and processes (including emails, telephony, appointments tasks and other information) all within a salesperson’s personalized activity dashboard. Freshsales also provides configure-price-quote functionality to quickly create quotes and AI-driven pipeline management to help salespeople predict deals performance and make smarter decisions to accelerate the sales cycle. Freshsales has the capability to provide out-of-the-box dashboards, real-time insights and the ability to create customer reports and metrics to measure efficiency.
Freshmarketer
Freshmarketer allows businesses to proactively drive stronger lead generation and conversion through delivery of personalized campaigns with specific target audiences, use of lead generation bots to provide relevant and valuable content to potential customers, and better targeting of the right audiences to improve conversion opportunities. Freshmarketer also allows businesses to drive acquisition, nurturing, or retention initiatives by enabling them to build and automate multi-channel marketing journeys for different audience segments and to run conversion optimization processes for increased website performance.
Freshsales Suite
Freshsales Suite, an integrated suite of Freshsales and Freshmarketer solutions, delivers a single unified sales and marketing solution that allows businesses to engage and track customers across their buying journey. Freshsales Suite includes a unified customer record for better engagement across each customer touchpoint.
Additional products
Freshteam is our HR Management solution that allows businesses to manage the entire employee lifecycle, including recruiting, employee onboarding, and other HR workflows.
We also periodically experiment with offering free tools which, if they gain traction, will get integrated into one of our main products. For example, we introduced Freshping, which gives businesses the capabilities to monitor their website’s availability and get multichannel alerts if their website goes down, and Freshstatus, which allows businesses to create a custom branded website status page for internal or external viewing to communicate website uptime and availability.
Our Platform—Freshworks Neo
Freshworks Neo enables customers to extend and integrate Freshworks solutions to mold their business processes today, and adapt to business changes in the future. In addition, it provides a set of common, shared services to rapidly innovate and release new products.
Key components of our Neo platform include a developer platform, enterprise services, foundational services, and the Freshworks Marketplace:

•Our developer platform that enables businesses and developer partners to build, deploy and run feature-rich apps using product APIs, webhooks, and the Freshworks low code serverless application stack. The platform enables businesses to extend the Freshworks products to serve their specific needs and integrate easily into their existing applications and, in turn, daily workflows.
•Enterprise services include: unified customer record to improve context and insight, easy custom object creation, analytics to increase insight and collaboration capabilities to improve teamwork.
•Foundational services include: events notifications to synchronize and trigger across business systems, enterprise grade security, customer conversation channels to broadly engage with customers and Neo Admin Center for unified control of platform services.
•The marketplace includes private and public apps to integrate Freshworks products with their existing ecosystem. The ecosystem of apps and integrations easily extends, enhances, and customizes the capabilities of Freshworks products. Users of any Freshworks product can install from over 1,100 free and paid applications across a wide range of categories, including agent productivity, e-commerce, bots, Sales & Marketing, reporting and analytics.
Technology
Freshworks products are cloud-native SaaS systems that are based on modern, proven technologies—Ruby on Rails, Java, and MySQL. Leveraging these and other open source technologies, our systems are built to operate as independent ‘pods’ of compute, storage, and database infrastructure. Our products are hosted in AWS regions in the US, EU, India, and Australia.
In addition to their ease of use and functionality, the key characteristics of Freshworks products are:
•Scalability: As multi-tenant systems, our products are engineered to scale with increased usage by businesses and an increasing number of customers. Our products are architected to be horizontally scalable across compute and database infrastructure. We leverage the open source Kubernetes system for automated scaling of our containerized applications. Our independent ‘pod’ architecture enables our products to be provisioned across geographically distributed data centers, for additional scalability and data localization.
•Reliability: Our products are engineered with reliability as a key consideration from design through all phases of development and operation. We run our SaaS service with the built-in redundancy of independent ‘pods’ across multiple data centers within an AWS region, to provide continuity of service in the face of infrastructure disruptions in individual data centers. Every new version of our software undergoes stringent functional, security, and regression testing, and is deployed through controlled processes to production. Following the infrastructure-as-code allows for repeatable and reliable infrastructure provisioning. Our products are monitored for performance and anomalies 24x7 by a Network Operations Center to provide for system availability and prevent abuse.
•Security: We are ISO 27001 certified and SOC 2 attested. Our security posture is maintained through our internal Omniguard framework of effective controls encompassing product development, application security, production access and data security. Customer data is encrypted both at rest and in transit. Our production network and systems are accessible only to authorized Freshworks personnel.
•Efficiency: Our multi-tenant architecture delivers economies of scale, ensuring improved utilization of cloud infrastructure as businesses and customer usage grows. Our governance process is geared to identify and implement infrastructure and production architecture optimizations, and effectively utilize the capabilities of our technology and cloud vendors.
Research and Development
Our engineering and product teams are customer-oriented and work alongside businesses to deliver high value, high-quality features and functionality across the numerous products we support, including customer-requested features that would be valuable across our customer base. We deliver these product features and capabilities through Freshwave, our adaptation of the agile software development methodology, balancing development velocity, roadmap predictability and product quality. Our internal ‘Idea-To-Product’ process for rapid solutioning of product requirements is a key enabler of innovation and collaborative development. The choice of expressive and powerful development frameworks and languages in our technology stack enables us to innovate at scale across multiple products.
We have a research and development presence in both the United States and India, which we believe is a strategic advantage for us, allowing us to efficiently invest more in increasing our product capabilities.

Sales and Marketing
The foundation of our go-to-market strategy is a highly efficient inbound motion driven by PLG, as well as paid campaigns and search engine optimized (SEO) content marketing and listings across peer review sites to drive organic traffic. Leads are ushered into a trial where they experience in-app cues and functionality that prompts conversion to paying customers. We layer in both an outbound sales and marketing motion, as well as a partner-led sales distribution strategy to increase success across the breadth of our market opportunity. We have continually increased investments in our sales and marketing efforts globally. Our sales teams are organized by customer size, targeting SMBs with a highly efficient, cost-effective sales organization based in Chennai, in region sales teams focused on our larger customers, and partner-selling teams supporting our partners in other geographies.
Our marketing efforts are primarily focused on generating high-quality leads and building our sales pipeline through a combination of growth marketing and brand acceleration programs across online and offline channels. Our digital and content marketing teams generate strong inbound demand through effective paid, social media, and SEO tactics that support website traffic growth and conversions. We also market our solutions through targeted online events and webinars, along with offline events across different regions, including trade shows, roadshows, and our own flagship global user conference, Refresh. Our events are designed to promote favorable word of mouth, discovery, and demand generation. Our customer marketing team specifically focuses on accelerating engagement, growth, and advocacy from our growing base of customers, while also driving engagement with our online community. Finally, our press and analyst relations efforts help generate additional awareness and validation to accelerate and support the customer buying cycle.
Competition
The markets in which we operate are highly competitive. A significant number of companies have developed or are developing products and services that currently, or in the future may, compete with some or all of our offerings. Many of these services do not offer complete solutions—often they provide a feature comparable to a component of our platform (e.g., only customer experience management, only IT service management, only Sales & Marketing). Within CX, we primarily face competition from CX suites, such as Salesforce, Zendesk, and Zoho, legacy vendors, such as Oracle and SAP, and pure-play vendors. Within ITSM, we primarily face competition from traditional vendors, such as ServiceNow, BMC, Ivanti/Cherwell, and modern pure-play vendors, such as Atlassian. Within Sales & Marketing, we primarily face competition from full-featured vendors, such as Salesforce, HubSpot, and Microsoft Dynamics, legacy vendors, such as Oracle, SAP, and Sage, and pure-play vendors.
We believe we compete favorably based on the following competitive factors:
•designed for the user;
•lesser time to realize value of investment;
•unified experience;
•modern, end-to-end, and extensible platform;
•designed for businesses of all sizes;
•intelligent, automation-first and AI/ML-powered solutions;
•product-led go-to-market motion;
•fast to go-live;
•easy and intuitive; and
•affordable pricing.
Governmental Regulations
Our business is and will continue to be subject to extensive U.S. federal and state and foreign laws and regulations, including laws and regulations involving privacy, data protection, security, intellectual property, competition, taxation, anti-corruption, anti-bribery, anti-money laundering, and other similar laws. Many of these laws and regulations are still evolving and are likely to remain uncertain for the foreseeable future, and these laws and regulations can vary significantly from jurisdiction to jurisdiction. The costs of complying with these laws and regulations are high and likely to increase in the future.

Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our competitors that have greater resources.
In the United States, we are subject to data security and privacy rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act of 2018 (CCPA), the California Privacy Rights Act (together with the CCPA, collectively, the California Privacy Regulations), and other state and federal laws relating to privacy and data security. The California Privacy Regulations require covered businesses to provide new disclosures to California residents and to provide them new ways to opt-out of the sale of personal information, and provide a private right of action and statutory damages for data breaches. Other jurisdictions in the United States are beginning to propose laws similar to the California Privacy Regulations.
As a result of our international operations, we must comply with a multitude of data security and privacy laws that may vary significantly from jurisdiction to jurisdiction. Virtually every jurisdiction in which we operate has established or is in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. Our failure to comply with the laws of each jurisdiction may subject us to significant penalties. For example, the data protection landscape in Europe, including with respect to cross-border data transfers, is currently unstable and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions and laws requiring local data residency.
For a discussion of the various risks we face from regulation and compliance matters, see the sections titled “Risk Factors—Risks Related to Our Business” and “Risk Factors—Risks Related to International Operations.”
Intellectual Property
Intellectual property is an important component of our business. We rely on a combination of patents, trademarks, copyrights, trade secrets as well as contractual provisions and restrictions to establish and protect our proprietary rights.
As of December 31, 2021, we had eight issued U.S. patents that expire between 2037 and 2038, and ten pending patent applications. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. We have registered trademark rights in “Freshworks,” our logos and multiple product names in the United States and targeted foreign jurisdictions. We also have registered domain names for websites that we use in our business, such as freshworks.com and similar variations.
In addition to the protection offered by our intellectual property rights, it is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. Our intellectual property rights, however, may be challenged, invalidated, circumvented, infringed, or misappropriated and the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Moreover, our products incorporate software components licensed to the general public under open source software licenses. We obtain many components from software developed and released by contributors to independent open source components of our platform. Open source licenses grant licensees broad permissions to use, copy, modify, and redistribute our platform. As a result, open source development and licensing practices can limit the value of our software copyright assets. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.
Our Culture and Employees
As of December 31, 2021, our human capital resources were comprised of approximately 4,600 employees in offices in India, the United States, Europe, and Australia. The majority of our workforce, approximately 4,000 employees, is based in India, where most of engineering, product design, sales and marketing, customer support, and general and administrative personnel are located. Our company headquarters are based in San Mateo, California, where most of our executives are located, and our other global offices are primarily focused on regional sales and marketing activities. We consider our relations with employees in each geography to be good, and we have not experienced any work stoppages.
Our culture is supported by the focus on the following four pillars of our Culture Code: Craftsmanship, Happy Work Environment, Agility with Accountability, and True Friend to the Customer. Together, these principles create the acronym CHAT, and guide our people and talent strategy. That is, at every employee touchpoint, from early recruitment all the way through the employee lifecycle, we focus on creating a culture that supports high-quality work, joy and pride in that work, speed to execution, and intense customer focus. The Freshworks Culture Code is not simply words on a page—rather it is both a statement of what we are today and what we aspire to be as we continue to grow.

Employee programs are also designed to reflect our Freshworks’ Culture Code. Freshworks aspires to be one of the most loved companies in the world. Creating “moments of wow” for employees is a key part of our talent strategy. We focus on supporting our employees not only within their own teams and careers, but also in employee wellness, including a clear focus on physical and mental health.
Full-spectrum diversity, equity, and inclusion are key priorities for us. The Freshworks Inclusion Board oversees diversity, equity, and inclusion initiatives. Freshworks Women 360 is our employee resource group focused on career growth, mentorship, and professional development for women at Freshworks. Additionally, we have publicly joined Pledge for Equality, stating our commitment that 40% of the Freshworks global workforce will be women within the next two years. Women represented approximately 35% of our global workforce as of December 31, 2021.
Employee and leadership development are critical pieces of our talent management strategy. We plan to continue investing in leadership capabilities and employee experiences as we believe that this is a key differentiator for our employer brand and for delivering exceptional business outcomes.
Available Information
Our website address is located at freshworks.com, and our investor relations website is located at ir.freshworks.com. We file electronically with the U.S. Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our investor relations website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings with the SEC are also available on the SEC’s website located at www.sec.gov.
We announce material information to the public through a variety of means, including filings with the SEC, press release, public conference calls, our website (freshworks.com) and the investor relations section of our website (ir.freshworks.com). We use these channels to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information.
Item 1A.    Risk Factors
You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.
Risks Related to Our Business
We have a history of losses, and we may not be able to achieve profitability or, if achieved, sustain profitability.
We have incurred net losses in each fiscal year since our founding. We generated net losses of $57.3 million and $192.0 million for the years ended December 31, 2020 and 2021, respectively. As of December 31, 2021, we had an accumulated deficit of $3.3 billion. We do not expect to be profitable in the near future, and while we achieved profitability for one quarter in 2020, we cannot assure you that we will achieve profitability again in the future or that, if we do become profitable, we will sustain profitability. Any failure by us to achieve and sustain profitability could cause the value of our Class A common stock to decline. These losses reflect, among other things, the significant investments we made to develop and commercialize our products, serve our existing customers, and broaden our customer base.
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
•provide excellent customer experience and customer service;
•price our subscription plans effectively;
•continue to successfully expand our sales force;
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
We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, our future growth rate is subject to a number of uncertainties, such as general economic and market conditions, including those caused by the ongoing COVID-19 pandemic. If general economic and market conditions diminish the rate of global IT spending, small and mid-sized businesses that are our target customers may cease to operate, which could adversely affect demand for our products. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, results of operations, and financial condition would suffer.
We track certain key business metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.
We track certain key business metrics that may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. For example, our designations of customers as “small- and mid-sized businesses,” “mid-market,” or “enterprise” are based on third-party reporting which may be inaccurate. In addition, our estimates of number of total customers may be impacted by mergers or acquisitions of such customers or such customers purchasing our products via resellers. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our products are used across large populations globally.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the year ended December 31, 2021, we increased our operating expenses to $497.8 million as compared to $253.3 million for the year ended December 31, 2020, while continuing to generate a net loss of $192.0 million in the year ended December 31, 2021. We expect that we will continue to operate at a loss, and our profitability may be lower than it would be if our strategy were to maximize near-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
To increase our revenue and achieve profitability, we must increase our customer base through various methods, including but not limited to, adding new customers, converting customers using our free trial versions into paying customers, and expanding usage across our existing customers' organizations. We encourage customers on our free trial version to upgrade to paid subscription plans and customers on our base level paid plans to upgrade to plans with more features and to incorporate add-ons. Additionally, we seek to expand within organizations by having organizations add new users, upgrade their plans, or expand their use of our products into other departments within the organization. While we have experienced significant growth in the number of customers on our products, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert customers using our free trial versions into paying customers, expand usage within organizations, and sell subscriptions to our products, including but not limited to, our failure to attract, retain, and effectively train and motivate new sales and marketing personnel, develop or expand relationships with our partners, compete effectively against alternative products or services, successfully deploy new features and integrations, provide a quality customer experience and customer support, or ensure the effectiveness of our marketing programs.
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
We generally recognize subscription revenue from customers ratably over the terms of their contracts, and a majority of our revenue is derived from subscriptions that have terms longer than one month. As a result, a portion of the revenue we report each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions with terms that are longer than one month in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our operating expenses in a timely fashion if our revenues were to significantly decline. In addition, because we believe a substantial percentage of subscriptions to our products are shorter than many comparable SaaS companies and because we have many variations of billing cycles, our deferred revenue may be a less meaningful indicator of our future financial results as compared to other SaaS companies. A significant portion of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with the applicable customer.
Our business depends substantially on our customers renewing their subscriptions and purchasing additional subscriptions from us. Any decline in our customer retention would harm our future operating results.
Our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire. In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional users to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same or upgraded level of subscription plan. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more users, or if we fail to upgrade trial customers to our paid subscription plans, or expand the adoption of our products within and across organizations, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. Additionally, we continue to monitor how the COVID-19 pandemic may affect the adoption of our products generally and our success in engaging with new customers and expanding relationships with existing customers. We have also experienced and may experience in the future a reduction in renewal rates and increased churn rates, particularly within our SMB customers, many of whom are on month-to-month subscriptions, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. If we fail to predict customer demands, fail to sufficiently account for the effect of the COVID-19 pandemic on our sales estimates, or fail to attract new customers and maintain and expand new and existing customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
The COVID-19 pandemic has affected how we and our customers operate, including our productivity, and has adversely affected the global economy. The duration and extent to which this will affect our business, future results of operations, and financial condition remains uncertain.

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide. As a result, we temporarily closed our headquarters and most of our other offices in March 2020, enabled our employees and contractors to work remotely, implemented travel restrictions, and shifted company events and meetings to virtual-only experiences. These measures represented a significant disruption in how we operate our business, including a loss of productivity both in the United States and in India, where we have significant operations. The operations of our partners, vendors, and customers have likewise been disrupted.
We continue to monitor our operations and public health measures implemented by governmental authorities both here and abroad in response to the COVID-19 pandemic. While most of our offices are now reopened, many of our employees continue to work remotely and we do not currently have visibility on when we may return to normal operations. Our efforts to keep our offices open safely may not be successful and could expose our employees to health risks. If the COVID-19 pandemic continues to spread or as there are further waves or variants of the virus, we may need to further modify our business practices in a manner that may impact our business. If our employees are not able to perform their job duties due to self-isolation, quarantine, travel restrictions, or illness, or are unable to perform them as efficiently at home for an extended period of time, we may not be able to deliver on our business priorities, and we may experience an overall lower productivity of our workforce.
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, including the availability and efficient distribution and administration of vaccines, it has already had an adverse effect on the global economy, and the ultimate societal and economic effect of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic have affected the rate of global IT spending, which could adversely affect demand for our products. Further, the COVID-19 pandemic has caused us to experience, in some cases, an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms. In addition, the COVID-19 pandemic has changed the way we interact with our customers and prospective customers. It has limited the ability of our direct sales force to travel to customers and potential customers and we have altered, postponed, or canceled planned customer, employee, and industry events or shifted them to a virtual only format, and we may continue to do so. Our operating results may also suffer if sales and marketing personnel are unable to maintain the same level of productivity while working remotely during the COVID-19 pandemic. Recent hires and planned hires may also not become productive as quickly as we expect during the COVID-19 pandemic. In addition, we serve many businesses, particularly small to medium-sized businesses, that were impacted by the COVID-19 pandemic. Some of our customers, particularly customers that are small businesses in the travel, hospitality, entertainment, or retail industries, were particularly affected by the COVID-19 pandemic, and a number of them even went out of business or reduced their subscriptions significantly as a result of their businesses downsizing. As the COVID-19 pandemic continues, it could reduce the value or duration of subscriptions, negatively affect our collections of accounts receivable, reduce spending from our customers, cause some of our customers to go out of business, and increase contraction or attrition rates of our customers, all of which could adversely affect our business, results of operations, and financial condition. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which may in the future adversely affect our stock price and our ability to access capital markets in the future.
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
Within CX, we primarily face competition from CX suites, such as Salesforce and Zendesk, and legacy vendors, such as Oracle and SAP. Within ITSM, we primarily face competition from traditional vendors, such as ServiceNow, BMC, Ivanti/

Cherwell, and modern pure-play vendors, such as Atlassian. Within CRM, we primarily face competition from full-featured vendors, such as Salesforce, HubSpot, and Microsoft Dynamics, and legacy vendors, such as Oracle, SAP, and Sage.
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
Our ability to expand usage of our products within our customer base and achieve broader market acceptance among organizations depends to an extent on our ability to expand our sales operations successfully, particularly our direct sales efforts targeted at broadening use of our products across departments and entire organizations. We plan to continue expanding our direct sales force, both domestically and internationally, to expand use of our products within our customer base and reach larger organizations. This expansion will require us to continue to invest significant financial and other resources to grow and train our direct sales force. Our business, results of operations, and financial condition will be harmed if these efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our direct sales force if we are unable to hire and develop talented direct sales personnel, if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing direct sales personnel. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining a sufficient number of sales personnel to support our growth.
If we are unable to develop and maintain successful relationships with channel partners, our business, operating results, and financial condition could be adversely affected.
Our product-led sales growth has primarily depended on word-of-mouth, online marketing, and our direct sales force to sell subscriptions to our products. However, we believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with channel partners that can drive substantial additional revenue. While we have developed relationships with over 500 channel partners, our agreements with our existing channel partners are non-exclusive, so our channel partners may offer customers the products of several different companies, including products that compete with ours. They may also cease marketing our products with limited or no notice and without penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our products. If we fail to identify additional channel partners in a timely and cost-effective manner, or at all, or are unable to assist our current and future channel partners in independently selling and deploying our products, our business, results of operations, and financial condition could be adversely affected. If our channel partners do not effectively market and sell our products, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
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
We collect, receive, access, store, process, generate, use, transfer, disclose, share, make accessible, protect, secure, and dispose of (collectively, Process or Processing) a large amount of information from our users, customers, and our own employees, including personally identifiable and other sensitive and confidential information necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. We rely on information technology networks and systems (some of which are managed or operated by third-party service providers) to Process such data, and this data is often accessed through transmissions over public and private networks, including the internet. These information technology networks and systems, and the Processing they perform, may be susceptible to damage, disruptions, or shutdowns, software or hardware vulnerabilities, security incidents, ransomware attacks, social engineering attacks, supply-chain attacks, failures during the process of upgrading or replacing software, databases, or components, power outages, fires, natural disasters, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors (including non-employees who may have authorized access to our networks), user malfeasance, or catastrophic events. While we have implemented security measures, technical controls, and contractual precautions designed to identify, detect, and prevent unauthorized Processing of our data, our security measures, as well as those of our third-party service providers, could fail or may be insufficient, resulting in the unauthorized access to or the disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. Ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Any such security breach, material disruption of, or damage to, our operational systems, physical facilities, or Processing activities, or the systems of our third-party partners, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our offerings, disrupt business operations, result in the exfiltration of proprietary data, including source code, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement and indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations (e.g. to implement specified security measures), and adversely affect our business, financial condition, and results of operations.

Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of our Processing, information, and information technology networks and systems, we may not be able to anticipate or implement effective preventive and remedial measures against all data security and privacy threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, customers, and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering, ransomware, extortion, publicly announcing security breaches and revealing information obtained during such security breaches, account takeover, denial or degradation of service, malware, fraudulent payment, and identity theft. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures to protect against them. Our applications, systems, networks, software, and physical facilities could have material vulnerabilities, be breached, or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems, and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, and/or physical facilities utilized by our vendors. Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks, systems, and accounts; unauthorized access to, and misappropriation of, individuals’ personal information or other confidential or proprietary information of ourselves, our customers, or other third parties; viruses, worms, spyware, or other malware being served from our products, mobile applications, networks, or systems; deletion or modification of content or the display of unauthorized content in our products; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel, and protection technologies, and response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities. If any of these breaches of security should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss or ensure that we are able to recover promptly any data rendered inaccessible. Additionally, if any of these breaches occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to risk of loss, litigation, or regulatory action, and other potential liability. Actual or perceived security breaches or attacks on our systems or those of our third-party service providers may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants and may require notification under applicable data privacy regulations or contractual obligations, or for customer relations or publicity purposes, which could result in reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees, and expenses. Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19-themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate-managed networks during the ongoing COVID-19 pandemic and potentially beyond.
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
Actual or anticipated security breaches, including a breach of the systems or networks of our third-party providers, could compromise our systems or networks, creating system outages, disruptions or slowdowns and exploiting security vulnerabilities of our networks. In addition, the information stored on our network or the networks of our third-party providers could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. A breach of the security measures of one of our third-party providers could result in the destruction, modification or exfiltration of confidential corporate information or other data that may provide additional avenues of attack. These breaches, or any perceived breach, of our systems or networks or the systems or networks of our third-party providers, whether or not any such breach is due to a vulnerability in our platform, may also undermine confidence in us or our industry and result in damage to our reputation, negative publicity, loss of users, partners and sales, increased remediation costs, and costly litigation or regulatory fines. For example, in April 2021, we became aware that a third-party vendor that provided us with SaaS software code testing, Codecov, discovered instances of unauthorized access to its software, whereby a threat actor was able to cause such software to be modified allowing for the export of information of Codecov customers stored in continuous integration environments. The

Codecov incident affected hundreds of companies using their services, including us. Through our investigation, we determined that the threat actor was able to obtain access to credentials in our development environment and thereby gain access to, and copy, our source code and a limited amount of customer information. Upon learning of the Codecov incident, we engaged in a number of preventative actions, including rotating all of our credentials identified as exposed by the Codecov incident to prevent further unauthorized access, analyzing available logs to determine whether there was evidence that the exposed credentials were leveraged to gain access to our systems or systems of our customers, and engaging a third-party forensics firm to assist in our investigation, response, and impact mitigation. Throughout our investigations into this incident, our senior management team and our board of directors were informed, engaged, and updated. We have concluded our investigations and found that a limited amount of customer information, including some business contact information and customer credentials, was accessed as a result of this exposure. We found no evidence that sensitive data of our customers was exposed, but out of an abundance of caution, we contacted the relevant customers. Although we found evidence that a copy of our source code was accessed due to the Codecov vulnerability, we have found no evidence of any unauthorized modifications to our source code or of any impact on our products. However, the discovery of new or different information regarding the Codecov cyberattack, including with respect to its scope and any potential impact on our IT environment, including regarding the loss, disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers, or the identification or exploitation of vulnerabilities in our source code, could result in litigation and potential liability for us, damage our brand and reputation, negatively impact our sales or otherwise harm our business. Any claims or investigations may result in our incurring significant external and internal legal and advisory costs, as well as the diversion of management’s attention from the operation of our business.
The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or incident, or related regulatory actions or litigation, which could have an adverse effect on our business. We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage, and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss (including, for example, as a result of the payment of ransomware) or that our insurance premiums will not increase as a result of any claims. Our risks are likely to increase as we continue to expand, grow our customer base, and process increasingly large amounts of proprietary and sensitive data.
Additionally, policing unauthorized use of our know-how, technology and intellectual property is difficult and may not be effective. Although we attempt to protect our intellectual property, technology, and confidential information by entering into confidentiality and invention assignment agreements with our employees and consultants and entering into confidentiality agreements with the parties with whom we share our confidential information, such parties may not comply with their confidentiality obligations under these agreements. These agreements also may not effectively grant all necessary rights to any inventions that may have been developed by the employees or consultants party thereto and may not be effective in controlling access to and distribution of our platform, technology and confidential information or provide an adequate remedy in the event of unauthorized use of our platform or technology or unauthorized access, use or disclosure of our confidential information. Despite our precautions, it may be possible for unauthorized third parties to copy our platform or technology and use information that we regard as proprietary to create products or services that compete with our offerings. Some of the provisions of our agreements that protect us against unauthorized use, copying, transfer and disclosure of our platform may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours. We cannot guarantee that others will not independently develop technology with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions. In connection with the Codecov incident, the threat actor was able to export a copy of our source code which, if disseminated, may enable unauthorized third parties to develop such applications more easily. Any unauthorized disclosure or use of our trade secrets or other confidential proprietary information could make it more expensive to do business, thereby harming our operating results.
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
While we have designed our products to be easy to adopt and use, once users and customers begin using our products, they rely on our support services to resolve any related issues. The importance of high-quality customer support will increase as we expand our business and pursue new customers. For instance, if we do not help organizations using our products quickly resolve issues, our reputation with existing or potential customers will be harmed. Further, our sales are highly dependent on our business reputation and on positive recommendations from existing customers using our products. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, our ability to sell our products to existing and prospective customers, and our business, results of operations, and financial condition. Additionally, as we continue to expand, we will need to hire additional support personnel to provide efficient product support globally at scale. Any failure to provide such support could harm our reputation.
Risks Related to Our Operations in India

A substantial portion of our business and operations are located in India, and we are subject to regulatory, economic, social, and policy uncertainties in India.
A substantial portion of our operations and employees are located in India, including a majority of our software engineering resources, and we intend to continue to develop and expand our operations in India. Consequently, our financial performance and the market price of our Class A common stock will be affected by changes in exchange rates and controls, interest rates, changes in government policies, including taxation policies, and other social and economic developments in or affecting India.
The Government of India and the state governments of India have exercised and continue to exercise significant influence over many aspects of the Indian economy. India has a mixed economy with a large public sector and an extensively regulated private sector. Since 1991, successive Indian governments have generally pursued policies of economic liberalization and financial sector reforms, including by significantly relaxing restrictions on the private sector. However, there is no assurance that such liberalization policies will continue. The Government of India has in the past, among other things, imposed controls on the prices of a broad range of goods and services, restricted the ability of businesses to expand existing capacity and reduce the number of their employees, and determined the allocation to businesses of foreign exchange. Increased regulation, changes in existing regulations, or significant changes in India’s policy of economic liberalization may require us to change our business policies and practices. We may not be able to react to such changes promptly or in a cost-effective manner and therefore such changes may increase the cost of providing services to our customers, which would have an adverse effect on our operations and our financial condition and results of operations.
In order to contain the spread of the COVID-19 pandemic, the Government of India implemented a variety of restrictive measures, including nationwide and regional lockdowns, curfews and travel restrictions. The series of lockdowns and the changing restrictive measures in various phases during 2020 and 2021 have resulted in a loss in productivity for our Indian employees. There is no assurance that employee productivity will improve or that we will be able to comply with any future measures on a timely and cost-effective basis. If we are unable to comply with these measures on a timely basis, we may be subjected to regulatory actions for not adhering to the preventive measures. Any uncertainties regarding the imposition of new, or continuation of existing, restrictive measures related to the COVID-19 pandemic could adversely affect business and economic conditions in India generally and our business and prospects.
We are subject to various labor laws, regulations, and standards in India. Non-compliance with and changes in such laws may adversely affect our business, results of operations, and financial condition.
By virtue of having a significant number of employees in India, we are required to comply with various labor and industrial laws in India, which change regularly. If we are unable to comply with such regulations on a timely basis, we may be subjected to sanctions, fines, or other regulatory actions. We cannot assure you that our costs of complying with current and future labor laws and other regulations will not adversely affect our business, results of operations, or financial condition.
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
For instance, in September 2020, the Government of India passed new legislation relating to social security and wages called the Code for Social Security, 2020, or the Social Security Code. The provisions of the Social Security Code are yet to be fully effective, as the rules issued under the Social Security Code have not yet been notified. The Social Security Code will impact overall employee expenses which, in turn, could impact our profitability. The Social Security Code includes the novel concept of deemed remuneration, such that where an employee receives more than half (or such other percentage as may be notified by the Government of India) of such employee’s total remuneration in the form of allowances, and other amounts that are not included within the definition of wages under the Social Security Code, the excess amount received shall be deemed as remuneration and accordingly added to wages for the purposes of the Social Security Code, and the compulsory contribution made towards the employees’ provident fund. Further, the Social Security Code has introduced the concept of workers outside the traditional employer-employee work-arrangements (including in online and digital platform), such as “gig workers” and “platform workers,” and provides for the mandatory registration of such workers in order to enable these workers to avail themselves to the benefits of, among others, life and disability insurance coverage, health and maternity benefits and old age protection. As a consequence, the Social Security Code could increase the financial burden on the employer and could impact profitability.
Further, the Government of India has notified three other labor codes, which are yet to come into force, namely, the Code on Wages 2019, Industrial Relations Code 2020, and Occupational Safety, Health & Working Condition Code 2020, which received assent from the President of India on September 28, 2020. However, the rules for these Acts have not yet been published and the effective date from which these changes are applicable is yet to be notified. Accordingly, while we are unable to ascertain with certainty the impact, financial or otherwise, due to these changes, it is possible that our wage costs in India may increase as a result of these changes when they become effective.
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
In addition, while we maintain a policy prohibiting our employees from using the confidential information of third parties or former employers (without their express permission) in performing their work for us, we cannot guarantee that the policies or processes we have enacted will prevent employees from acting without our knowledge in contravention of such policies. For example, on March 17, 2020, Zoho Corporation Pvt. Ltd. (“Zoho”) filed a lawsuit in the United States Court for the Northern District of California, as amended as of November 18, 2020, alleging trade secret misappropriation, among other causes of action, against us. In December 2021, we reached an agreement with Zoho to settle the litigation and Zoho dismissed the lawsuit.
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
We have a significant portion of our operations in India. As of December 31, 2021, 4,072 of our employees reside in India, representing 87% of our total employee population. For the fiscal year ended December 31, 2021, 57% of our revenue was generated from customers outside North America. Besides India and the United States, we have sales and marketing operations primarily in Australia, Canada, France, Germany, Ireland, Netherlands, and the United Kingdom. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
In particular, the majority of our software development operations are in India. South Asia has from time to time experienced instances of civil unrest, terrorist attacks and hostilities among neighboring countries. To the extent that such unrest affects or involve India, our business may be significantly impacted due to the extent of our operations in India. Further, such activities could disrupt communications, make travel more difficult, and create a greater perception that investments in companies with large operations in India involve a higher degree of risk. This, in turn, could have an adverse effect on the market for our Class A common stock.
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
We process business and personal information belonging to our users, customers, and employees and because of this, we are subject to numerous federal, state, local, and foreign laws, orders, codes, regulations, and regulatory guidance regarding privacy, data protection, information security, and the processing of personal information (collectively, Data Protection Laws), the number and scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules, laws, or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws, and we cannot yet determine the impact such future Data Protection Laws may have on our business.
We are also subject to the terms of our internal and external privacy and security policies, codes, representations, certifications, industry standards, publications, and frameworks and obligations to third parties related to privacy, data protection, and information security (collectively, Data Protection Obligations).
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
Data Protection Laws in Europe have also been significantly reformed and continue to undergo reform. In the EU, the General Data Protection Regulation 2016/679 (GDPR), which came into effect in May 2018, imposes more stringent data protection requirements and provides for greater penalties for noncompliance than previous data protection laws. We cannot be certain how EU regulators will interpret or enforce many aspects of the GDPR, and some regulators may do so in an inconsistent manner, making such a prediction even more difficult. EU member states may introduce further conditions and safeguards, which could limit our ability to Process European data, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.
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
The decision by the Court of Justice of the EU and the announcement by the Swiss Commissioner also both raised questions about whether one of the primary alternatives to the Privacy Shield frameworks, the European Commission’s Standard Contractual Clauses (SCCs), can lawfully be used for personal information transfers from Europe to the United States or most other countries. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission issued new SCCs in June 2021 that repealed and replaced the previous SCCs. If we elect to rely on the new SCCs, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe. Inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. Furthermore, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and services and operating our business.
Following the withdrawal of the United Kingdom (UK) from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, companies have had to comply with both the GDPR and the United Kingdom General Data Protection Regulation, which, together with the amended UK Data Protection Act 2018 (UK GDPR), largely retains the GDPR in UK national law. While the UK GDPR mirrors the fines under the GDPR, the relationship between the UK and the European Economic Area (EEA) in relation to certain aspects of data protection law remains unclear, and it is unclear how the UK’s data protection laws and regulations will develop in the future. In June 2021, the European Commission adopted a decision that enables data transfers from EEA member states to the UK without additional safeguards, however, the UK’s Information Commissioner’s Office (ICO) is in the process of finalizing the UK’s data transfer solution to legitimize data transfers from the UK to third countries. In the event of a violation of the GDPR and UK GDPR affecting data subjects in both the UK and the EEA, we could be investigated by the ICO in the UK and supervisory authorities in the EEA. Compliance with the GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business in Europe or require us to put in place additional mechanisms to ensure compliance with such protection rules and will increase our responsibility and potential liability in relation to personal data that we process.
In addition to Europe, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and Processing of data or similar requirements that could increase the cost and complexity of delivering our products, particularly as we further expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India, and China, would potentially impose more stringent obligations, including data localization requirements. Additionally, the Government of India, in December 2019, introduced the Personal Data Protection Bill, 2019, which will provide for a framework for protection of personal data and use of non-personal data and will seek to, among others, lay down norms for cross-border transfer of personal data, define the scope of the definition of personal data and non-personal data, establish a data protection authority, and ensure the accountability of entities Processing personal data. Should such a framework be adopted, our ability to Process business and personal information belonging to our users and customers may be further restricted.
Any failure or perceived failure by us to comply with applicable Data Protection Laws or any of our Data Protection Obligations may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us. If we are unable to develop and offer products that meet legal requirements or help our users and customers meet their obligations under the Data Protection Laws, or if we violate or are perceived to violate any Data Protection Laws, we may cause our customers to lose trust in us and experience reduced demand for our products, harm to our reputation, and become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business. Given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions. Further, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.

Data Protection Laws are also becoming increasingly common in the United States at both the federal and state level. For example, California enacted the California Consumer Privacy Act of 2018 (CCPA), which affords consumers expanded privacy protections as of January 1, 2020. The potential effects of this legislation are far reaching and may require us to modify our data Processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. It also remains unclear how much private litigation will ensue under the data breach private right of action, and whether existing amendments that are favorable to us as a “service provider” that exclude business to business (B2B) information and employee information from certain of the CCPA’s requirements will remain in effect, which would potentially result in additional compliance obligations. Additionally, it is expected that the CCPA will be expanded on January 1, 2023, by the California Privacy Rights Act of 2020 (CPRA). The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed or enacted in other states and at the federal level. For example, Virginia enacted the Consumer Data Protection Act (CDPA) and Colorado enacted the Colorado Privacy Act (CPA), both of which take effect January 1, 2023 and may impose obligations similar to or more stringent than those we may face under other data protection laws. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements.
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
Change in existing legislation or introduction of new legislation may require us to incur additional expenditures to ensure compliance with such legislation, which may adversely affect our financial condition. We strive to comply with Data Protection Laws and Data Protection Obligations to the extent possible, but we may at times fail, or may be perceived to have failed, to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or vendors do not comply with applicable Data Protection Laws and Data Protection Obligations. A finding that our privacy policies are, in whole or part, inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, a failure or perceived failure by us to comply with Data Protection Laws or Data Protection Obligations or any data compromise that results in the unauthorized release or transfer of business or personal information or other user or customer data, may increase our compliance and operational costs, limit our ability to market our products or services and attract new and retain current customers, limit or eliminate our ability to Process data, and result in domestic or foreign governmental enforcement actions and fines, litigation, significant costs, expenses, and fees (including attorney fees), cause a material adverse impact to business operations or financial results, and otherwise result in other material harm to our business. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions, or investigations by governmental entities, authorities, or regulators that could require changes to our business practices, diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business.
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
We collect sales and use, value-added and similar taxes in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other similar taxes could, among other things, result in substantial tax payments, create significant administrative burdens for us, discourage potential customers from subscribing to our products due to the incremental cost of any such sales or other related taxes, or otherwise harm our business, results of operations, and financial condition.
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
As of December 31, 2021, we had U.S. federal net operating loss carryforwards of $345.7 million portions of which will begin to expire in 2030 if not utilized. In addition, we have foreign tax credits of $5.0 million that will begin to expire in 2027. Furthermore, we have state net operating loss carryforwards of $94.0 million, portions of which will begin to expire beginning in 2032. Portions of these net operating loss carryforwards and foreign tax credits could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, titled the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security (CARES Act), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.
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
In particular, new income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. In addition, changes in tax laws or regulations could be enacted or existing tax laws or regulations could be applied to us or our customers in a manner that could increase the costs of our products and harm our business. Further, existing tax laws, regulations could be interpreted, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Based on shares of common stock held as of December 31, 2021, our directors, executive officers, and holders of more than 5% of our Class A common stock or Class B common stock, and their respective affiliates held in the aggregate approximately 84.3% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Mathrubootham, controlled approximately 6.8% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Mathrubootham is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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
Our executive officers, directors, holders of more than 5% of our Class A common stock or Class B common stock, and their respective affiliates together beneficially owned approximately 75.1% of our total shares outstanding and 84.3% of our voting power as of December 31, 2021. As a result, these stockholders, acting together, have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
Additional stock issuances could result in significant dilution to our stockholders.
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. We intend to issue an additional 2,850,000 shares of our Class A common stock and donate such shares to a newly formed U.S. charitable foundation in the future, which will result in additional dilution to our existing stockholders. Additional issuances of our stock will result in dilution to existing holders of our stock. Also, to the extent outstanding stock options to purchase our stock are exercised or restricted stock units settle, there will be further dilution. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
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
•sales of shares of our Class A common stock by us or our stockholders;
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
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
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
We incur and will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.
As a public company listed in the United States, we incur and will continue to incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the useful lives and carrying values of long-lived assets, allowance for doubtful accounts, stock-based compensation expense, the expected benefit period of deferred contract acquisition costs, the fair value of our gratuity liability, and valuation of deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Additionally, our amended and restated certificate of incorporation provides that any person or entity holding, owning, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters office is located in San Mateo, California, where we lease more than 20,000 square feet pursuant to a lease that expires in July 2026. We also maintain additional offices in the United States and internationally, including Denver, Seattle, our principal engineering facility in Chennai, India and other offices in London, The United Kingdom; Paris, France; Berlin, Germany; Utrecht, The Netherlands; Hyderabad, India; and Sydney and Melbourne, Australia. These offices are leased, and we do not own any real property. We may continue to open up satellite offices in strategic locations to gain access to new talent markets and to facilitate business operations. We believe that the facilities we occupy are suitable to meet our current needs.
Item 3.    Legal Proceedings
On March 17, 2020, Zoho filed a lawsuit in the United States Court for the Northern District of California, as amended as of November 18, 2020, alleging trade secret misappropriation, among other causes of action, against us. The complaint, as amended, sought injunctive relief, damages in an unspecified amount with interest, and attorneys’ fees and costs. In December 2021, we reached an agreement with Zoho to settle the litigation and Zoho dismissed the lawsuit.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. There are no pending or threatened legal proceedings at this time to which we are a party that, in our opinion, is likely to have a material adverse effect on our future financial results of operations. However, the results of litigation and claims are inherently unpredictable and regardless of the outcome, litigation can have an adverse impact on us because of costly defense and settlement expenses, diversion of management and employee resources to defend such claims and other factors.
Item 4.    Mine Safety Disclosures
None.

Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol "FRSH" since September 22, 2021. Prior to that date, there was no public trading market for our Class A common stock. As of February 16, 2022, there were 79 and 217 registered holders of our Class A and Class B common stock, respectively.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.
Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 22, 2021 (the date that our Class A common stock commenced trading on the NASDAQ Capital Market) through December 31, 2021 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and the S&P 500 Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 22, 2021 and the reinvestment of dividends. The graph uses the closing market price on September 22, 2021 of $47.55 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN

$150
$100
$50
$0
2021-09-22
2021-09-30
2021-10-31
2021-11-30
2021-12-31
FRSH
NASDAQ Composite
S&P 500
S&P 500 IT

Recent Sales of Unregistered Securities
From January 1, 2021 to September 22, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-259727):
• we granted to certain employees an aggregate of 26,376,430 restricted stock units to be settled in shares of Class B common stock under the 2011 Plan; and
• we issued to certain directors, officers, employees, consultants, and other service providers an aggregate of 202,530 shares of our Class B common stock upon the exercise of options under the 2011 Plan at exercise prices ranging from $0.0208 to $0.4200 per share, or an aggregate purchase price of $0.04 million.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Issuer Purchases of Equity Securities
None.
Use of Proceeds
On September 24, 2021, we closed our initial public offering (our IPO) of 31,350,000 shares of Class A common stock at an offering price of $36.00 per share, which includes the exercise in full of the underwriters’ option to purchase an additional 2,850,000 shares. We received net proceeds of approximately $1.1 billion, after deducting underwriting discounts and commissions and offering expenses. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-259118), which was declared effective by the SEC on September 21, 2021. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus for our IPO dated as of September 21, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on September 22, 2021.
Item 6.    Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. As described in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Overview
Our mission is to make it fast and easy for businesses to delight their customers and employees.
We provide businesses of all sizes with modern SaaS products that are designed with the user in mind. Our primary product offerings include Freshdesk, our customer experience (CX) product; Freshservice, our IT service management (ITSM) product; and our customer relationship management (CRM) solution, which includes sales force and marketing automation. We currently have more than 56,000 businesses using our software to delight their customers and employees.
We generate revenue primarily from the sale of subscriptions for accessing our cloud-based software products over the contract term. Our subscription arrangements are available in monthly, quarterly, semi-annual, and annual plans, and we typically invoice for the full term in advance. We also sell professional services that include product configuration, data migration, systems integration, and training. Professional services revenue is recognized as services are performed.

Our business has grown rapidly in recent periods as our customer base and operations have scaled. Our total revenue was $371.0 million, $249.7 million and $172.4 million in the years ended December 31, 2021, 2020 and 2019, respectively, representing year-over-year growth rates of 49% and 45%, respectively. We incurred operating losses of $204.8 million, $56.1 million and $29.7 million in the years ended December 31, 2021, 2020 and 2019, respectively, and our net losses were $192.0 million, $57.3 million and $31.1 million in the years ended December 31, 2021, 2020 and 2019, respectively.
Initial Public Offering
In September 2021, we completed our IPO, in which we issued and sold 31,350,000 shares of our newly authorized Class A common stock at $36.00 per share, which included 2,850,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. We received net proceeds of approximately $1.1 billion from our IPO, after deducting underwriters’ discounts.
Pursuant to our amended and restated certificate of incorporation in effect prior to our IPO, all shares of common stock then outstanding were reclassified as Class B common stock prior to our IPO. Upon completion of our IPO, the majority of shares of Class B common stock then outstanding was automatically converted into Class A common stock on a one-to-one basis, unless an option to remain as Class B common stock was elected by the holder. In addition, all shares of redeemable convertible preferred stock then outstanding were converted into 153,937,730 shares of common stock on a one-to-one basis and then reclassified into Class B common stock.
Impact of COVID-19
In response to the COVID-19 pandemic, we undertook decisive and comprehensive actions to lessen the impact of the pandemic on our business, including implementing a fully remote, work from home policy across all our global offices, enacting new policies and operating procedures, including restrictions on Freshworks-related business travel and reductions of in-person events.
Our customers were impacted by the pandemic throughout 2020, as conditions caused by the pandemic adversely affected spending by new customers and renewal and retention rates of existing customers. In 2020 we also experienced, and continued to experience through the year ended December 31, 2021, certain positive impacts on other aspects of our business. We believe that the pandemic has caused many of our customers and potential customers to accelerate their IT and digital investments benefiting businesses, like ours, that enable and enhance digital transformations. In addition, we have seen a temporary reduction in certain operating expenses related to reduced business travel, deferred hiring in certain areas, and the virtualization or postponement of in-person customer and employee events, in all periods presented.
Given our subscription-based business model, the effects of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, related public health measures, and their impact on the macroeconomy, our current and prospective customers, employees, and vendors. The ultimate impact of the COVID-19 pandemic on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which this will affect our business, including productivity of our employees in the United States and in India, where we have significant operations, future results of operations, and financial condition at this time. See the section titled “Risk Factors” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
Key Factors Affecting Our Performance
The growth and future success of our business depends on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. For complete definitions of our key metrics, please refer to the section titled “Key Business Metrics” below.
Acquiring New Customers
We will continue to invest in acquiring new customers across all of our products. We believe that our focus on offering products that delight our users facilitates our go-to-market strategy, which is designed to be product-led and self-service in nature, reducing the friction new customers have to overcome to adopt our products within their organization. Our approach to acquiring new customers allows us to benefit from user-driven, organic adoption of our products across organizations of all sizes, as well as enable our customers to standardize on our products across the organization. As of December 31, 2021 and 2020, we had more than 56,000 and 48,500 paying customers, respectively.

Recently, we have made significant investments in strengthening our outbound sales motion to enable adoption of department-specific and organization-wide use cases for mid-market and enterprise customers. We believe that larger businesses can benefit from implementing multiple Freshworks products, as once they are a customer they are able to expand their use of these products. We define annual recurring revenue (ARR) as the sum total of the subscription revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers. As of December 31, 2021 and 2020, 14,814 and 11,570 of our customers contributed more than $5,000 in ARR, respectively, demonstrating the broad appeal of our products to customers of all sizes and geographies. We believe that the number of customers that contribute more than $5,000 in ARR is an indicator of our success in expanding upmarket to larger businesses.
We also run focused programs to acquire startup and incubator customers. These programs include free credits to use our products, and webinars and events specifically tailored to highlight the benefits of our products for these types of customers. By encouraging startups and incubators to use our products early on in their company’s lifecycle, we believe we have the opportunity to convert these organizations to paying customers and grow with these customers as they grow their businesses.
Retaining and Expanding Within Existing Customers
Our business model relies on rapidly and efficiently landing new customers and expanding our relationships with them over time. We have experienced, and expect to continue to experience that, over time, a significant portion of our revenue growth will come from our existing customers expanding their usage of our products and buying additional products.
We measure the rate of expansion within our customer base using net dollar retention rate (as defined under Key Business Metrics), and we believe that our net dollar retention rate demonstrates a significant rate of expansion within our existing customer base. As of December 31, 2021 and 2020, our net dollar retention rate was 114% and 111%, respectively.
We have a significant opportunity to expand within our existing customer base and substantially increase the number of customers that purchase multiple Freshworks products. As of December 31, 2021, approximately 21% of our customers purchased two or more Freshworks products, which includes customers on our Freshdesk Omnichannel Suite and Freshsales Suite subscription plans counting as customers who purchased multiple products. These customers represented 47% of total ARR as of December 31, 2021, illustrating the large opportunity we have to sell additional products to our current customer base and drive growth.
We continue to increase the number of customers that have entered into larger subscriptions with us. We had 1,416 customers each contributing $50,000 or more in ARR as of December 31, 2021, representing an increase of 61% year-over-year from 881 customers as of December 31, 2020. As of December 31, 2021 and 2020, customers contributing more than $50,000 in ARR represented approximately 41% and 34% of total ARR, respectively. We believe that the number of customers contributing $50,000 or more in ARR indicates the strategic importance of our products for our customers and our ability to both initially land significant accounts or grow customers into significant accounts over time. No single customer accounted for more than 1% of ARR and our top 10 customers represented less than 5% of ARR as of December 31, 2021, and we have no significant concentration in a specific industry vertical or geography.
Investing in Our Growth
We believe that we are early in addressing our large market opportunity and we intend to continue to make investments to support the growth and expansion of our business. We have a track record of bringing new products to market and scaling these new products over time. As of December 31, 2021, we have two primary products with over $100 million in ARR, Freshdesk and Freshservice. We intend to invest in growing our research and development team to extend the functionality of our solutions and continue to bring new solutions to market. Our investments in our Neo platform have helped us accelerate the pace of innovation.
We believe that our market remains largely underserved. We intend to invest aggressively in our direct and indirect sales and marketing capabilities, including investments in our outbound sales motion. We have been global from our earliest product sales and our global footprint continues to expand, with customers in more than 120 countries. During the year ended December 31, 2021, 43%, 41%, and 16% of our revenue was derived from customers in North America; Europe, Middle East and Africa; and the rest of the world, respectively. We have a significant opportunity to further expand globally. We plan to support more languages, recruit partners, hire sales and customer experience personnel in additional countries as needed, and expand our presence in countries where we already operate. A critical part of our go-to-market strategy has been our broad and diverse set of partners that enrich our offerings, scale our geographic coverage, and help us reach a broader audience than we would be able to reach on our own, thus amplifying our go-to-market investments. We plan to continue to invest in growing our partner ecosystem to fuel additional customer acquisition and expand use cases within our existing customer base.
We are also focused on attracting new talent and retaining our employees. Our culture is a critical part of our success, and attracting and retaining the best available talent will help us make customer delight easy and continue our growth trajectory.
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

	December 31,
	2021	2020	% Growth
Number of customers contributing more than $5,000 in annual recurring revenue	14,814	11,570	28%
Net dollar retention rate	114%	111%
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
We expect our net dollar retention rate could fluctuate in future periods due to a number of factors, including our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
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

We exclude the following items from one or more of our non-GAAP financial measures, including the related income tax effect of these adjustments:
•Stock-based compensation expense. We exclude stock-based compensation, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this expense provides meaningful supplemental information regarding operational performance. In particular, stock-based compensation expense is not comparable across companies given the variety of valuation methodologies and assumptions.
•Employer payroll taxes on employee stock transactions. We exclude the amount of employer payroll taxes on equity awards from certain of our non-GAAP financial measures because they are dependent on our stock price at the time of vesting or exercise and other factors that are beyond our control and do not believe these expenses have a direct correlation to the operation of the business.
•Amortization of acquired intangibles. We exclude amortization of acquired intangibles, which is a non-cash expense, from certain of our non-GAAP financial measures. Our expenses for amortization of acquired intangibles are inconsistent in amount and frequency because they are significantly affected by the timing, size of acquisitions, and the allocation of purchase price. We exclude these amortization expenses because we do not believe these expenses have a direct correlation to the operation of our business.
•Acquisition-related expenses. We exclude transaction, integration, and retention expenses that are directly related to business combinations from certain of our non-GAAP financial measures because we believe that excluding these items provides meaningful supplemental information regarding operational performance and investors to make more meaningful comparisons between our operating results and those of other companies.
•Gain on sale of non-marketable equity investments. We exclude gains on the sale of non-marketable equity investments from certain of our non-GAAP financial measures because we believe they are unrelated to our ongoing operating performance and are not expected to recur in our continuing operating results.
Non-GAAP Loss From Operations and Non-GAAP Net Loss
We define non-GAAP loss from operations as GAAP loss from operations excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, and acquisition-related expenses.
We define non-GAAP net loss as GAAP net loss, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, acquisition-related expenses, and gain on sale of non-marketable equity investments, net of their related tax effects.
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP loss from operations and our GAAP net loss to our non-GAAP net loss for each of the periods presented (in thousands):
Non-GAAP Loss from Operations

	Year Ended December 31,
	2021	2020	2019
Loss from operations	$(204,782)	$(56,112)	$(29,670)
Non-GAAP adjustments:
Stock-based compensation expense	173,443	43,280	273
Employer payroll taxes on employee stock transactions	8,754	—	—
Amortization of acquired intangibles	4,329	4,268	1,407
Acquisition-related expenses	—	304	1,341
Non-GAAP loss from operations	$(18,256)	$(8,260)	$(26,649)

Non-GAAP Net Loss

	Year Ended December 31,
	2021	2020	2019
Net loss	$(191,995)	$(57,294)	$(31,125)
Non-GAAP adjustments:
Stock-based compensation expense	173,443	43,280	273
Employer payroll taxes on employee stock transactions	8,754	—	—
Amortization of acquired intangibles	4,329	4,268	1,407
Acquisition-related expenses	—	304	1,341
Gain on sale of non-marketable equity investments	(23,830)	—	—
Income tax adjustments	1,802	—	—
Non-GAAP net loss	$(27,497)	$(9,442)	$(28,104)

Free cash flow
We define free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash from our core operations after purchases of property and equipment. Free cash flow is a measure to determine, among other things, cash available for strategic initiatives, including further investments in our business and potential acquisitions of businesses.
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$11,460	$32,530	$(8,164)
Less:
Purchases of property and equipment	(5,565)	(4,383)	(11,505)
Capitalized internal-use software	(3,552)	(4,631)	(3,323)
Free cash flow	$2,343	$23,516	$(22,992)
Net cash (used in) investing activities	$(420,296)	$(11,425)	$(148,949)
Net cash provided by (used in) financing activities	$1,058,369	$(1,909)	$150,232
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
Our subscription arrangements are available in monthly, quarterly, semi-annual, and annual plans, and we typically invoice for the full term in advance. Our payment terms generally require the customers to pay the invoiced amount in advance or within 30 days from the invoice date. Our professional services are generally billed in advance along with the related subscription arrangements.
Cost of Revenue
Cost of revenue consists primarily of personnel-related expenses (including salaries, related benefits, and stock-based compensation expense) for employees associated with our cloud-based infrastructure, payment gateway fees, voice, product support, and professional services organizations, as well as costs for hosting capabilities. Cost of revenue also includes third-

party license fees, amortization of acquired technology intangibles, amortization of capitalized internal-use software, and allocation of general overhead costs such as facilities and information technology.
We expect our cost of revenue to continue to increase in dollar amount as we invest additional resources in our cloud-based infrastructure and customer support and professional services organizations. However, our gross profit and gross margin may fluctuate from period to period and due to the timing and extent of our investments in third-party hosting capacity, expansion of our cloud-based infrastructure, and customer support, and professional services organizations, as well as the amortization of costs associated with capitalized internal-use software.
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
Sales and Marketing. Sales and marketing expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for our sales personnel, sales commissions for our sales force and reseller commissions for our channel sales partners, as well as costs associated with marketing activities, travel and entertainment costs, software license fees, and rental of office premises. Sales commissions that are considered incremental costs incurred to obtain contracts with customers, are deferred and amortized over the expected benefit period of three years. Marketing activities include online lead generation, advertising, and promotional events.
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
As a publicly traded company, we expect increases in expenses associated with ongoing compliance and reporting obligations pursuant to the rules and regulations of the SEC, professional services fees and consulting expenses, costs to broaden our IT related infrastructure, as well as additional costs for accounting, insurance, and investor relations. Our general and administrative expenses are expected to continue to increase in dollar amount for the foreseeable future, however, we expect it to decline as a percentage of revenue over the longer term. This percentage may fluctuate from period to period depending upon the timing and amount of our general and administrative expenses.
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
Results of Operations
The following tables sets forth our consolidated statements of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$371,022	$249,659	$172,377
Cost of revenue(1)	78,030	52,492	36,462
Gross profit	292,992	197,167	135,915
Operating expenses:
Research and development(1)	120,407	69,210	38,559
Sales and marketing(1)	260,345	133,277	111,115
General and administrative(1)	117,022	50,792	15,911
Total operating expenses	497,774	253,279	165,585
Loss from operations	(204,782)	(56,112)	(29,670)
Interest and other income, net	23,303	2,833	2,180
Loss before income taxes	(181,479)	(53,279)	(27,490)
Provision for income taxes	10,516	4,015	3,635
Net loss	$(191,995)	$(57,294)	$(31,125)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$5,604	$—	$13
Research and development	45,162	15,890	151
Sales and marketing	53,169	7	104
General and administration	69,508	27,383	5
Total stock-based compensation expense	$173,443	$43,280	$273
Recognition of Stock-Based Compensation
Prior to the IPO, there was no stock-based compensation expense recognized from our equity awards as the liquidity event-related performance condition was not probable. The performance condition was satisfied upon the completion of the IPO in September 2021, and we began to recognize stock-based compensation expense. During the year ended December 31, 2021, stock-based compensation expense recognized included a cumulative charge associated with certain restricted stock units (RSUs) for which the service-based vesting condition had been satisfied upon the completion of the liquidity event.
During the year ended December 31, 2020, as described in Notes 10 and 11 to our consolidated financial statements included elsewhere in this report, we facilitated certain secondary equity transactions from which we recognized stock-based compensation expense for shares that were repurchased at excess value. We refer to these secondary transactions together as the "2020 Equity Transactions."

The following table sets forth our consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	21	21	21
Gross profit	79	79	79
Operating expense:
Research and development	32	28	22
Sales and marketing	70	53	65
General administrative	32	20	9
Total operating expenses	134	101	96
Loss from operations	(55)	(22)	(17)
Interest and other income, net	6	1	1
Loss before income taxes	(49)	(21)	(16)
Provision for income taxes	3	2	2
Net loss	(52)%	(23)%	(18)%
Comparison of Fiscal Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue	$371,022	$249,659	$121,363	49%
Revenue increased by $121.4 million, or 49%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The total increase in revenue was primarily driven by increases in additional agents enabled by our customers under their account and sales of products to existing customers, as well as the addition of new customers. Our net dollar retention rate of 114% for the year ended December 31, 2021 reflects the expansion within existing customers and the sale of additional products to these customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue	$78,030	$52,492	$25,538	49%
Gross Margin	79%	79%
Cost of revenue increased by $25.5 million, or 49%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to increases of $5.6 million in stock-based compensation expense, $6.9 million in third-party hosting costs, $5.7 million in personnel-related costs due to annual compensation adjustments and higher headcount, $1.5 million in cloud voice service costs, $1.9 million in software license fees, $1.6 million increase in professional fees including legal costs, $1.4 million in payment gateway fees, and approximately $1.1 million in amortization of capitalized internal use software. Our gross margin remained consistent at 79% for the years ended December 31, 2021 and 2020. We expect our cost of revenue to continue to increase in dollar amount as we invest additional resources in our cloud-based infrastructure and customer experience and professional services organizations. However, our gross profit and gross margin may fluctuate from period to period as our revenue grows and the timing and extent of our investments in third-party hosting capacity, expansion of our cloud-based infrastructure, customer experience and professional services organizations.

Operating Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$120,407	$69,210	$51,197	74%
Sales and marketing	260,345	133,277	127,068	95%
General and administrative	117,022	50,792	66,230	130%
Total opening expenses	$497,774	$253,279	$244,495
The increases in our operating expenses in the year ended December 31, 2021 compared to the year ended December 31, 2020 were headcount driven to support the growth of our business, as well as cumulative stock-based compensation recognized in connection with the IPO.
Research and Development
Research and development expense increased by $51.2 million, or 74%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to increases of $29.3 million in stock-based compensation expense (which reflects the increase related to the cumulative stock-based compensation expense in connection with our IPO, net of the absence in the current period of stock-based compensation expense of $15.9 million recognized in connection with the 2020 Equity Transactions as described above), $20.2 million in personnel-related costs due to annual compensation adjustments and higher headcount, and $1.3 million in software license fees.
Sales and Marketing
Sales and marketing expense increased by $127.1 million, or 95%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to increases of $53.2 million in stock-based compensation expense, $41.9 million in personnel-related costs due to annual compensation adjustments and higher headcount, $22.8 million in higher advertising, branding and event costs, $5.3 million in reseller commissions, and $4.3 million in software license fees.
General and Administrative
General and administrative expense increased by $66.2 million, or 130%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to increases of $42.1 million in stock-based compensation expense (which reflects the increase related to the cumulative stock-based compensation expense in connection with our IPO, net of the absence in the current period of stock-based compensation expense of $27.4 million recognized in connection with the 2020 Equity Transactions as described above), $11.9 million in personnel-related costs due to annual compensation adjustments and higher headcount, $4.5 million in professional services fees, comprised primarily of legal, accounting, and consulting fees, $3.9 million related to a legal settlement, $1.9 million in directors and officers insurance, $0.5 million in software license fees, $0.5 million in other taxes and licenses, and $0.7 million in other individually immaterial costs.

Interest and Other Income, Net

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	2,454	$4,210	$(1,756)	(42)%
Other income (expense) net	20,849	(1,377)	22,226	(1614)%
Interest and other income, net	$23,303	$2,833	$20,470	723%
Interest and other income, net increased by $20.5 million, or 723%, primarily due to a $23.8 million gain from the sale of non-marketable equity investments and a $1.7 million benefit from the release of interest and penalties accrued for indirect taxes, offset by a $1.9 million decrease in interest income earned due to lower coupon rates and bond premium amortization, and $3.0 million in foreign exchange losses.

Provision for Income Taxes

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$10,516	$4,015	$6,501	162%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the years ended December 31, 2021 and 2020, we recorded a provision for income taxes of $10.5 million, and $4.0 million on loss before taxes of $181.5 million and $53.3 million, respectively. The effective tax rates for the years ended December 31, 2021 and 2020 were (5.8)% and (7.6)% respectively. The effective tax rates differ from the statutory rate primarily due to maintaining a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The $6.5 million increase in tax expense was due to a $3.7 million increase in foreign taxes due to higher pre-tax earnings and a $2.8 million increase in uncertain tax position for the year ended December 31, 2021.

Comparison of Fiscal Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue	$249,659	$172,377	$77,282	45%
Revenue increased by $77.3 million, or 45%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The total increase in revenue was primarily driven by increases in additional agents enabled by our customers under their account and sales of products to existing customers, as well as the addition of new customers. Our net dollar retention rate of 111% for the year ended December 31, 2020 reflects the expansion within existing customers and the sale of additional products to these customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue	$52,492	$36,462	$16,030	44%
Gross Margin	79%	79%
Cost of revenue increased by $16.0 million, or 44%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to increases of $5.5 million in third-party hosting costs, $2.8 million in personnel-related costs due to higher headcount, $2.7 million in amortization of costs associated with acquired technology intangibles, $1.5 million in cloud voice service costs, and $1.4 million in software license fees and $1.0 million increase in professional fees including legal costs. Our gross margin remained consistent at 79% for the years ended December 31, 2020 and 2019.
Operating Expenses

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$69,210	$38,559	$30,651	79%
Sales and marketing	133,277	111,115	22,162	20%
General and administrative	50,792	15,911	34,881	219%
Total opening expenses	$253,279	$165,585	$87,694

The increases in our operating expenses in the year ended December 31, 2020 compared to the year ended December 31, 2019 were primarily headcount driven, as we substantially grew our business to 3,585 employees as of December 31, 2020 compared to 2,691 employees as of December 31, 2019.
Research and Development
Research and development expense increased by $30.7 million, or 79%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to a $15.9 million increase in stock-based compensation expense recognized in connection with the 2020 Equity Transactions described above, and increases of $12.8 million in personnel-related costs and $2.4 million in software license fees, offset by a decrease in other individually immaterial costs.
Sales and Marketing
Sales and marketing expense increased by $22.2 million, or 20%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to increases of $24.7 million in personnel-related costs, $3.3 million in reseller commissions, $1.9 million in rental of premises, $1.8 million in software license fees, and $1.3 million in other individually immaterial costs, partially offset by decreases of $6.2 million in marketing costs and $4.6 million in travel costs. The decrease in marketing costs and travel was a direct impact of the COVID-19 pandemic and curtailment of in-person marketing events and travel.
General and Administrative
General and administrative expense increased by $34.9 million, or 219%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to $27.4 million in stock-based compensation expense recognized in connection with the 2020 Equity Transactions and increases of $4.5 million in personnel-related costs, and $2.8 million in professional services fees, comprised primarily of legal, accounting, and consulting fees.

Interest and Other Income, Net

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest income	$4,210	$1,276	$2,934	230%
Other income (expense) net	(1,377)	904	(2,281)	(252)%
Interest and other income, net	$2,833	$2,180	$653	30%
Interest income increased by $2.9 million, or 230%, primarily due to a full year of interest earned from higher balances of our investment portfolios during the year ended December 31, 2020, when compared to a partial year of interest earned during the year ended December 31, 2019. Other income (expense), net, decreased by $2.3 million, or 252%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to increases of $1.4 million in premiums amortized on marketable securities and other insignificant items.
Provision for Income Taxes

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for income taxes	$4,015	$3,635	$380	10%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the years ended December 31, 2020 and 2019, we recorded provision for income taxes of $4.0 million and $3.6 million on loss before taxes of $53.3 million and $27.5 million, respectively. The effective tax rate for the years ended December 31, 2020 and 2019 were (7.6)% and (13.2)% respectively. The effective tax rates differ from the statutory rate primarily as a result of providing no benefit on pre-tax losses incurred in the United States. We maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The $0.4 million increase in tax expense resulted primarily from an increase in pre-tax earnings in our foreign jurisdictions.

Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $747.9 million and marketable securities of $575.7 million. Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors, and in September 2021, we completed our IPO that generated net proceeds of approximately $1.1 billion. As of December 31, 2021, we had an accumulated deficit of $3.3 billion. Our operating activities provided cash flow of $11.5 million for the year ended December 31, 2021.
In February 2022, in connection with the expiration of the final lock-up period following the IPO, we issued an aggregate of 9.3 million shares of our common stock, net of shares withheld for taxes, as settlement of RSUs that had met the time-based service condition. We expect to pay $112.6 million in taxes on net share settlement of these RSUs.
Our other material cash requirements are related to the settlement of future contractual obligations associated with operating leases and other service subscription agreements (as described in Contractual Obligations below).
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$11,460	$32,530	$(8,164)
Net cash used in investing activities	$(420,296)	$(11,425)	$(148,949)
Net cash provided by (used in) financing activities	$1,058,369	$(1,909)	$150,232
Operating Activities
Net cash provided by operating activities of $11.5 million for the year ended December 31, 2021 reflects our net loss of $192.0 million, adjusted for non-cash items such as stock-based compensation of $173.4 million, gain realized on sale of non-marketable equity investment of $23.8 million, depreciation and amortization of $13.3 million, amortization of deferred contract acquisition costs of $12.8 million, deferred income taxes of $1.9 million, premium amortization on marketable securities of $1.8 million, and net cash inflows of $28.0 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were due to increases of $56.0 million in deferred revenue, $17.7 million in accrued and other liabilities, and $2.0 million in accounts payable, offset by increases in assets of $24.2 million in deferred contract acquisition costs, $17.5 million in accounts receivable, and $5.9 million in prepaid expenses and other assets.
Net cash provided by operating activities of $32.5 million for the year ended December 31, 2020 reflects our net loss of $57.3 million, adjusted for non-cash items such as stock-based compensation of $43.3 million, depreciation and amortization of $11.2 million, amortization of deferred contract acquisition costs of $7.7 million, deferred income taxes of $2.4 million, and net cash inflows of $28.9 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were due to increases of $36.4 million in deferred revenue and $24.9 million in accrued and other liabilities, partially offset by increases in assets of $14.3 million in deferred contract acquisition costs, $9.9 million in accounts receivable, $8.2 million in prepaid expenses and other assets.
Net cash used in operating activities of $8.2 million for the year ended December 31, 2019, was comprised primarily of a net loss of $31.1 million, adjusted for non-cash items such as depreciation and amortization of $6.3 million, amortization of deferred contract acquisition costs of $4.0 million, deferred income taxes of $0.9 million and net cash inflows of $13.7 million from changes in operating assets and liabilities. The net cash inflows from changes in operating liabilities were due to increases of $27.4 million in deferred revenue, $13.9 million in accrued and other liabilities, and $2.7 million increase in accounts payable, offset by increases in assets of $11.3 million in prepaid expenses and other assets, $9.6 million in deferred contract acquisition costs, and $9.4 million in accounts receivable.
Investing Activities
Cash used in investing activities of $420.3 million for the year ended December 31, 2021 consisted of $435.8 million in purchases, net of maturities and sales, of marketable securities, $4.9 million in purchases, net of proceeds from sale of property and equipment, $3.6 million related to the capitalization of internal-use software, offset by $24.0 million in proceeds from sale of non-marketable equity investments.
Cash used in investing activities of $11.4 million for the year ended December 31, 2020 consisted of $5.1 million net payment for acquisitions, $4.6 million related to the capitalization of internal-use software, $4.4 million in purchases of property and equipment, and $1.8 million acquisition of intangibles, offset by $4.4 million in proceeds, net of purchases, from the maturities and sales of marketable securities.
Cash used in investing activities of $149.0 million for the year ended December 31, 2019 consisted of $128.2 million in purchases, net of maturities and sales of marketable securities, $11.5 million in purchases of property and equipment, $6.0 million net payment for acquisitions, and $3.3 million related to the capitalization of internal-use software.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2021 consisted of approximately $1.1 billion in proceeds from our IPO, net of underwriting discounts, offset by $6.8 million in payments for deferred offering costs, $3.3 million in payment of withholding taxes on net share settlement of equity awards, and $0.9 million in payments for acquisition-related liabilities.
Cash used in financing activities of $1.9 million for the year ended December 31, 2020 consisted primarily of $2.1 million in payments for acquisition-related liabilities.
Cash provided by financing activities of $150.2 million for the year ended December 31, 2019 consisted primarily of net proceeds of $149.8 million from the issuance of Series H redeemable convertible preferred stock.
Remaining Performance Obligations on Customer Contracts
We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms, and our multi-year contracts are invoiced annually. As of December 31, 2021, remaining performance obligations totaled $230.8 million, which comprised $160.2 million of deferred revenue and $70.6 million of unbilled amounts.
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
Contractual Obligations
Our principal commitments consist of operating lease obligations for office space and contractual obligations under third-party cloud infrastructure agreements and service subscription agreements.
As of December 31, 2021, our estimated future contractual obligations totaled $85.8 million, of which $34.2 million and $51.6 million were operating lease commitments and other contractual obligations, respectively. As disclosed in Note 9 to the consolidated financial statements included elsewhere in this report, our operating leases included short-term and long-term commitments of $7.0 million and $27.2 million, respectively. Our other contractual obligations included short-term and long-term commitments of $27.0 million and $24.6 million, respectively.
Our operating leases expire on varying dates through September 2028. Our other contractual obligations have commitments outstanding through December 2024.
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
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We base our estimates, assumptions, and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis.
Our significant accounting policies are discussed in additional detail in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of Part II of this 10-K. The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We derive revenue from subscription fees and related professional services. We sell subscriptions for our cloud-based solutions directly to customers and indirectly through channel partners through arrangements that are non-cancelable and non-refundable. Our subscription arrangements do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service arrangements. We record revenue net of sales or value-added taxes.
Subscription Revenue
Subscription revenue is primarily comprised of fees paid by our customers for accessing our cloud-based software during the term of the arrangement. Our cloud-based services allow customers to use the multi-tenant software without requiring them to take possession of the software. Given that access to the cloud-based software represents a series of distinct services that comprise a single performance obligation that is satisfied over time, subscription revenue is recognized ratably over the contract term beginning on the commencement date of each contract, which is the date that the cloud-based software is made available to customers.
Professional Services Revenue
Professional services revenue is comprised of fees charged for services ranging from product configuration, data migration, systems integration and training. Professional services revenue is recognized as services are performed and represents less than 5% of total revenue.
Customers with Multiple Performance Obligations
Some of our contracts with customers contain both subscriptions and professional services. For these contracts, we account for individual performance obligations separately. The transaction price is allocated to the separate performance obligations on the basis of relative SSP. We determine SSP by taking into consideration historical selling price of these performance obligations in similar transactions, as well as current pricing practices and other observable inputs including, but not limited to, customer size and geography. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.
Evaluating the terms and conditions of our customer contracts for appropriate revenue recognition and determining whether products and services are considered distinct performance obligations may require significant judgment. Judgment is also used to estimate the contract's transaction price and allocate it to each performance obligation.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are incremental costs that are associated with acquiring customer contracts and consist primarily of sales commissions and the associated payroll taxes and certain referral fees paid to independent third-parties. The costs incurred upon the execution of initial and expansion contracts are primarily deferred and amortized over an expected benefit period of three years. The Company considers the expected benefit period to exceed the initial contract term for certain costs because of anticipated renewals and because sales commission rates for renewal contracts are not commensurate with sales commissions for initial contracts. Significant judgement is used to determine the expected benefit period by taking into consideration the Company’s technology life cycle and an estimated customer relationship period, including expected contract renewals.
Stock-Based Compensation
We issue stock options and restricted stock units (RSUs) to employees, consultants, and directors, and stock purchase rights granted under the Employee Stock Purchase Plan (ESPP) to employees based on their estimated fair value on the date of the grant. For stock options and ESPP, the fair value is estimated using the Black-Scholes option-pricing model, and stock-based compensation is recognized in the consolidated statements of operations using the straight-line attribution method. The fair value of RSUs is based on the closing market price of our Class A common stock on the date of the grant. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the respective awards. Forfeitures are accounted for when they occur.
Prior to our IPO, the fair value of our common stock on the date of the grant was determined based on independent third-party valuations as there was no public market, and there was no stock-based compensation expense recognized from the RSUs as the liquidity event-related performance condition was not probable. Upon the completion of the IPO, the performance condition became probable, and we began to recognize stock-based compensation expense.
We also granted a performance-based award with both a service-based vesting condition and a market condition involving a certain range of stock price targets, and the fair value of such award was determined by using the Monte-Carlo simulation model. The associated stock-based compensation expense is recognized over the longer of the derived service period or the requisite service period, using the accelerated attribution method.
Changes in the assumptions, which are subjective and generally require significant analysis and judgement to develop, can materially affect the valuation of our equity awards and impact how much stock-based compensation expense is recognized.
Recent Accounting Pronouncements
See “Summary of Significant Accounting Policies” in Note 2 of the notes to our consolidated financial statements for more information.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales is derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our consolidated statements of operations. Our consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian Rupee, British Pound and Euro, and may be adversely affected in the future due to changes in foreign exchange rates. Because the impact of foreign exchange rates has not been material to our operating results in the past, we have not entered into any derivative or hedging transactions to date. However, we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. government securities, corporate bonds, commercial paper, asset-backed securities, and mutual funds. We had cash and cash equivalents of $747.9 million and marketable securities of $575.7 million as of December 31, 2021. We do not enter into investments for trading and speculative purposes. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of December 31, 2021, we do not believe a hypothetical 10% favorable or adverse movement in interest rates would have a material effect in the combined market value of our cash and cash equivalents and marketable securities.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Freshworks Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Freshworks Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 23, 2022
We have served as the Company's auditor since 2018.

Consolidated Financial Statements
FRESHWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$747,861	$95,382
Marketable securities	575,679	142,733
Accounts receivable, net	51,756	34,270
Deferred contract acquisition costs	14,640	9,167
Prepaid expenses and other current assets	31,440	30,852
Total current assets	1,421,376	312,404
Property and equipment, net	21,478	20,784
Deferred contract acquisition costs, noncurrent	15,007	9,106
Intangible assets, net	1,894	6,223
Goodwill	6,181	6,181
Deferred tax assets	6,284	4,393
Other assets	10,592	8,333
Total assets	$1,482,812	$367,424
Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$6,321	$3,710
Accrued liabilities	55,829	35,608
Deferred revenue	160,173	104,184
Income tax payable	1,023	8,740
Total current liabilities	223,346	152,242
Other liabilities	21,427	16,827
Total liabilities	244,773	169,069
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, $0.0001 par value; zero and 154,055,430 shares authorized as of December 31, 2021 and 2020, respectively; zero and 153,937,730 shares issued and outstanding as of December 31, 2021 and 2020; aggregate liquidation preference of zero and $326,559 as of December 31, 2021 and 2020, respectively	—	2,895,096
Stockholders' equity (deficit):
Preferred stock, $0.00001 par value per share; 10,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; zero shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.00001 par value; zero and 285,000,000 shares authorized as of December 31, 2021 and 2020, respectively; zero and 77,619,030 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	1
Class A common stock, $0.00001 par value per share; 1,000,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; 50,554,821 and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.00001 par value per share; 350,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; 222,739,562 and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively	3	—

FRESHWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2021	2020
Additional paid-in capital	4,509,724	—
Accumulated other comprehensive (loss) income	(747)	411
Accumulated deficit	(3,270,941)	(2,697,153)
Total stockholders' equity (deficit)	1,238,039	(2,696,741)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$1,482,812	$367,424
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$371,022	$249,659	$172,377
Cost of revenue	78,030	52,492	36,462
Gross profit	292,992	197,167	135,915
Operating expense:
Research and development	120,407	69,210	38,559
Sales and marketing	260,345	133,277	111,115
General and administrative	117,022	50,792	15,911
Total operating expenses	497,774	253,279	165,585
Loss from operations	(204,782)	(56,112)	(29,670)
Interest and other income, net	23,303	2,833	2,180
Loss before income taxes	(181,479)	(53,279)	(27,490)
Provision for income taxes	10,516	4,015	3,635
Net loss	(191,995)	(57,294)	(31,125)
Accretion of redeemable convertible preferred stock	(2,646,662)	(1,560,524)	(553,339)
Deemed dividend distribution	—	—	(40,071)
Net loss attributable to common stockholders	$(2,838,657)	$(1,617,818)	$(624,535)
Net loss per share attributable to common stockholders - basic and diluted	$(21.73)	$(21.03)	$(8.21)
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	130,652	76,945	76,029
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(191,995)	$(57,294)	$(31,125)
Other comprehensive loss:
Adjustment for the adoption of ASU 2016-01	—	—	(981)
Unrealized (loss) gain on marketable securities	(1,158)	272	(21)
Comprehensive loss	$(193,153)	$(57,022)	$(32,127)

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of January 1, 2019	142,662	$631,413	74,263	$1	$—	$1,141	$(540,340)	$(539,198)
Adjustment for the adoption of ASU 2016-01	—	—	—	—	—	(981)	981	—
Issuance of Series H redeemable convertible, preferred stock, net issuance costs of $181	11,276	149,820	—	—	—	—	—	—
Sale of redeemable convertible preferred stock (Note 11)	7,517	59,929	—	—	—	—	—	—
Deemed contribution (Note 11)	—	—	—	—	—	—	40,071	40,071
Repurchase of redeemable convertible preferred stock (Note 11)	(7,517)	(59,929)	—	—	—	—	—	—
Accretion of redeemable convertible preferred	—	553,339	—	—	(962)	—	(552,377)	(553,339)
Deemed dividend distribution (Note 11)	—	—	—	—	—	—	(40,071)	(40,071)
Issuance of common stock upon exercise of stock options	—	—	2,558	—	689	—	—	689
Stock-based compensation	—	—	—	—	273	—	—	273
Unrealized loss on marketable securities	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(31,125)	(31,125)
Balances as of December 31, 2019	153,938	1,334,572	76,821	1	—	139	(1,122,861)	(1,122,721)
Accretion of redeemable convertible preferred stock	—	1,560,524	—	—	(43,526)	—	(1,516,998)	(1,560,524)
Issuance of common stock upon exercise of stock options	—	—	798	—	246	—	—	246
Stock-based compensation	—	—	—	—	43,280	—	—	43,280
Unrealized gain on marketable securities	—	—	—	—	—	272	—	272
Net loss	—	—	—	—	—	—	(57,294)	(57,294)
Balances as of December 31, 2020	153,938	$2,895,096	77,619	$1	$—	$411	$(2,697,153)	$(2,696,741)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	153,938	$2,895,096	77,619	$1	$—	$411	$(2,697,153)	$(2,696,741)
Accretion of redeemable convertible preferred stock	—	2,646,662	—	—	(2,264,869)	—	(381,793)	(2,646,662)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(153,938)	(5,541,758)	153,938	2	5,541,756	—	—	5,541,758
Issuance of common stock upon initial public offering, net of underwriting discount and offering expenses	—	—	31,350	—	1,062,058	—	—	1,062,058
Issuance of common stock upon exercise of stock options	—	—	537	—	94	—	—	94
Vesting of restricted stock units	—	—	9,850	—	(3,343)	—	—	(3,343)
Stock-based compensation	—	—	—	—	174,028	—	—	174,028
Unrealized loss on marketable securities	—	—	—	—	—	(1,158)	—	(1,158)
Net loss	—	—	—	—	—	—	(191,995)	(191,995)
Balances as of December 31, 2021	—	$—	273,294	$3	$4,509,724	$(747)	$(3,270,941)	$1,238,039

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows Operating Activities:
Net loss	$(191,995)	$(57,294)	$(31,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,294	11,169	6,260
Amortization of deferred contract acquisition costs	12,844	7,681	4,038
Stock-based compensation	173,443	43,280	273
Premium (discount) amortization on marketable securities	1,757	1,227	(194)
Gain realized on sale of marketable securities and non-marketable equity investments	(23,836)	(132)	(316)
Change in fair value of equity securities	(132)	(107)	(266)
Deferred income taxes	(1,907)	(2,360)	(939)
Other	(28)	143	386
Changes in operating assets and liabilities:
Accounts receivable	(17,509)	(9,932)	(9,366)
Deferred contract acquisition costs	(24,218)	(14,344)	(9,579)
Prepaid expenses and other assets	(5,942)	(8,165)	(11,340)
Accounts payable	1,986	53	2,665
Accrued and other liabilities	17,714	24,867	13,902
Deferred revenue	55,989	36,444	27,437
Net cash provided by (used in) operating activities	11,460	32,530	(8,164)
Cash Flows from Investing Activities:
Purchases of property and equipment	(5,565)	(4,383)	(11,505)
Proceeds from sale of property and equipment	620	—	—
Capitalized internal-use software	(3,552)	(4,631)	(3,323)
Sale of non-marketable equity investment	23,979	—	—
Purchases of marketable securities	(686,078)	(115,689)	(176,575)
Sales of marketable securities	131,170	18,658	24,707
Maturities and redemptions of marketable securities	119,130	101,445	23,719
Acquired intangible assets	—	(1,750)	—
Business combination, net of cash acquired	—	(5,075)	(5,972)
Net cash used in investing activities	(420,296)	(11,425)	(148,949)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts	1,069,348	—	—
Proceeds from issuance of Series H redeemable convertible preferred stock, net of issuance costs	—	—	149,820
Sale of redeemable convertible preferred stock	—	—	100,000
Repurchase of redeemable convertible preferred stock	—	—	(100,000)
Proceeds from exercise of stock options	94	246	689
Payment of deferred offering costs	(6,830)	—	—
Payment of withholding taxes on net share settlement of equity awards	(3,343)	—	—
Payment of acquisition-related liabilities	(900)	(2,155)	(277)
Net cash provided by (used in) financing activities	1,058,369	(1,909)	150,232
Net increase (decrease) in cash, cash equivalents and restricted cash	649,533	19,196	(6,881)
Cash, cash equivalents and restricted cash, beginning of period	98,331	79,135	86,016
Cash, cash equivalents and restricted cash, end of period	$747,864	$98,331	$79,135

	Year Ended December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$747,861	$95,382	$74,999
Restricted cash included in prepaid expenses and other current assets	—	1,930	3,114
Restricted cash included in other assets	3	1,019	1,022
Total cash, cash equivalents and restricted cash	$747,864	$98,331	$79,135

Supplemental cash flow information:
Cash paid for taxes	$10,458	$5,075	$3,461
Non-cash investing and financing activities:
Purchased property and equipment included in accrued expenses	$492	$62	$1,393
Property and equipment acquired through tenant improvement allowance	$—	$322	$1,524
Deferred purchase consideration for acquisition	$—	$900	$2,883
Accretion of redeemable convertible preferred stock	$2,646,662	$1,560,524	$553,339
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$5,541,758	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business
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
Initial Public Offering
In September 2021, the Company completed its initial public offering (IPO), in which it issued and sold 31,350,000 shares of its newly authorized Class A common stock at $36.00 per share, which included 2,850,000 shares issued upon the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of approximately $1.1 billion from the IPO, after deducting underwriters’ discounts. As of December 31, 2021, deferred offering costs totaling $7.3 million were reclassified to stockholders' equity (deficit) as a reduction of the net proceeds from the IPO.
Pursuant to the Company's amended and restated certificate of incorporation, all shares of common stock then outstanding were reclassified as Class B common stock prior to the IPO. Upon completion of the IPO, the majority of shares of Class B common stock then outstanding were automatically converted to Class A common stock on a one-to-one basis, unless an option to remain as Class B common stock was elected by the holder. In addition, all shares of redeemable convertible preferred stock then outstanding were converted into 153,937,730 shares of common stock on a one-to-one basis and then reclassified into Class B common stock. See Note 10 for additional details.
As detailed in Note 11—Stockholders' Equity and Stock-Based Compensation, under the 2011 Stock Plan, the Company granted employees restricted stock units (RSUs) with both a service and a liquidity performance condition. Upon the Company's IPO in September 2021, the liquidity event condition was met for all RSUs. RSUs that had already met the service condition at that date were entitled to one share of Class B common stock for each vested RSU. On November 4, 2021, as part of an early lockup agreement with the underwriters during the IPO, the Company issued a total of 9.9 million shares of common stock underlying the RSUs to its employees.
Stock Split
In September 2021, the Company completed a 10-for-one forward stock split of the Company’s authorized, issued and outstanding stock. All share and per share information included in the accompanying consolidated financial statements and notes thereto has been adjusted on a retrospective basis to reflect this stock split.
2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency Remeasurement and Transactions
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in interest and other income, net in the consolidated statements of operations, and have not been material for the years ended December 31, 2021, 2020, and 2019.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, the following:
•determination of standalone selling price (SSP) for each distinct performance obligation included in customer contracts with multiple performance obligations;
•allowance for doubtful accounts;
•expected benefit period of deferred contract acquisition costs;
•capitalization of internal-use software development costs;
•fair value of acquired intangible assets and goodwill;
•useful lives of long-lived assets;
•valuation of deferred tax assets;
•valuation of employee defined benefit plan; and
•fair value of share-based awards, including performance-based awards.
Risk and Uncertainties
Due to the COVID-19 pandemic, the Company has temporarily closed its headquarters in San Mateo, California, and other offices around the world, required its employees to work remotely from home, and implemented travel restrictions, all of which have caused significant disruption in how the Company operates its business. At the same time, the operations of its partners and customers have also been disrupted. While the duration and extent of the COVID-19 pandemic depends largely on future developments that cannot be accurately predicted at this time, such as the extent of and effectiveness of containment actions and developed vaccines, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. Additionally, inflationary pressures and a global labor shortage are currently impacting the pace of global recovery. In particular, the conditions caused by this pandemic could adversely affect demand for the Company’s products and services, lead to longer sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the existing customers to go out of business, limit the potential to generate additional business with new customers due to travel restrictions imposed, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. While government authorities are adjusting COVID-19 related restrictions, we continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders, including in response to outbreaks and variants. The Company is not aware of any specific event or circumstances related to COVID-19 or other estimates that would require it to update estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements.
Segment Information
The Company operates in a single operating segment. The Chief Executive Officer (CEO) is the chief operating decision maker of the Company and makes operating decisions, assesses financial performance, and allocates resources based upon discrete financial information at a consolidated level.
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
Cost of Revenue
Cost of revenue consists primarily of personnel-related expenses (primarily including salaries, related benefits, and stock-based compensation) for employees associated with the Company’s cloud-based infrastructure, payment gateway fees, voice, product support, and professional service organizations, as well as costs incurred by the Company for third-party hosting capabilities. Cost of revenue also includes third-party license fees, amortization of acquired intangibles, amortization of capitalized internal-use software, and allocation of general overhead expenses such as facilities and information technology.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel-related expenses (primarily including salaries, related benefits, and stock-based compensation) for the Company’s product development employees. Research and development expenses also include non-personnel-related expenses such as third-party services for product development and consulting expenses, depreciation expense related to equipment used in research and development activities, and allocation of the Company’s general overhead expenses.
Advertising Costs
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. The Company recognized $41.2 million, $31.1 million, and $31.3 million for the years ended December 31, 2021 , 2020, and 2019, respectively.
Stock-Based Compensation
The Company issues stock options and restricted stock units (RSUs) to employees, consultants, and directors, and stock purchase rights granted under the Employee Stock Purchase Plan (ESPP) to employees based on the estimated fair value on the date of the grant. For stock options and ESPP, the fair value is estimated using the Black-Scholes option-pricing model, and stock-based compensation expense is recognized in the consolidated statements of operations using the straight line attribution method. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected stock price volatility of the Company's common stock, risk-free interest rates, and the expected dividend yield of the Company's common stock. The assumptions used to determine the fair value of the option awards represent the Company's best estimates. These estimates involve inherent uncertainties and the application of the Company's judgement.
The fair value of RSUs is based on the closing market price of its Class A common stock on the date of the grant. The Company recognizes stock-based compensation on a straight-line basis over the requisite service period, which is the vesting period of the respective awards. Forfeitures are accounted for when they occur.
Prior to the IPO, the fair market value of the Company's common stock on the date of the grant was determined based on independent third-party valuations as there was no public market, and there was no stock-based compensation expense recognized from the RSUs as the liquidity event-related performance condition was not probable. Upon completion of the IPO, the performance condition became probable, and the Company began to recognize stock-based compensation expense.
For the performance-based award granted to the CEO with both a service-based vesting condition and a market condition (as discussed further in Note 11), the Company determined the fair value of the award by using the Monte Carlo simulation model. Since both vesting conditions have to be met for each tranche of the award to ultimately vest, the associated stock-based compensation expense is recognized over the longer of the derived service period or the requisite service period, using the accelerated attribution method. Provided that the CEO remains employed by the Company in his current position, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price goals are achieved.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company has recorded a full valuation allowance against its U.S. deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits held at financial institutions, money market funds, as well as highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are recorded at cost, which approximates fair value.
Marketable Securities
Marketable securities consist primarily of debt securities such as corporate bonds, commercial paper, U.S. treasury securities, and U.S. government agency securities. These securities are classified as available-for-sale securities at the time of purchase as they represent funds readily available for current operations, and the Company also has the ability and intent to liquidate them at any time to meet its operating cash needs, if necessary. All available-for-sale debt securities are recorded at their estimated fair value, with changes in fair value recognized as unrealized gains or losses in accumulated other comprehensive income. For any security in an unrealized loss position, the Company evaluates it to assess whether the associated unrealized loss is considered other than temporary. Impairments are considered other-than-temporary if they are related to a deterioration in credit risk or if it is likely that the Company will sell the security before the recovery of its cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in interest and other income, net in the consolidated statements of operations. There was no impairment recorded for the years ended December 31, 2021, 2020, and 2019.
Marketable securities also include mutual funds comprised of certain term bonds. These mutual funds meet certain criteria for equity investments in accordance with ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. Under this guidance, the Company measures these mutual funds at their estimated fair value, with changes in fair value recognized in interest and other income, net in the consolidated statements of operations.

Non-Marketable Equity Securities
The Company owns interests in non-marketable equity investments, which consist of minority equity interests in privately held companies. The Company does not have significant influence over these investments, which do not have readily determinable fair values. Under ASU 2016-01, the Company has elected the measurement alternative to carry them at cost, less any impairment charges.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. The allowance is based on the Company’s assessment of the collectability of accounts and is recorded as an offset to revenue and deferred revenue. The Company regularly reviews the adequacy of the allowance by considering the age of each outstanding invoice and the collection history. As of December 31, 2021 and 2020, the Company's allowance for doubtful accounts was $6.0 million and $6.4 million, respectively.
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company’s cash and cash equivalents and marketable securities are generally held with large financial institutions and are in excess of the federally insured limits provided on such deposits. In addition, the Company has cash and cash equivalents held in international bank accounts, which are denominated primarily in Euros, British Pounds, Indian Rupees, and Australian Dollars.
There were no customers that individually exceeded 10% of the Company’s revenue for the years ended December 31, 2021, 2020, and 2019 or that represented 10% or more of the Company’s consolidated accounts receivable balance as of December 31, 2021 and 2020.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are incremental costs that are associated with acquiring customer contracts and consist primarily of sales commissions and the associated payroll taxes and certain referral fees paid to independent third-parties. The costs incurred upon the execution of initial and expansion contracts are primarily deferred and amortized over an expected benefit period of three years. The expected benefit period is determined by taking into consideration the Company’s contracts with customers, technology life cycle and other factors. The Company considers the expected benefit period to exceed the initial contract term for certain costs because of anticipated renewals and because sales commission rates for renewal contracts are not commensurate with sales commissions for initial contracts. The Company includes amortization of deferred commissions in sales and marketing expense in its consolidated statements of operations. There was no impairment loss in relation to the incremental selling costs capitalized for the years ended December 31, 2021, 2020, and 2019.
The Company has elected to apply the practical expedient under Accounting Standards Codification (ASC) No. 340-40—Other Assets and Deferred Costs to account for costs incurred in obtaining a contract with the expected benefit period of one year or less as commission expenses, which are included in sales and marketing expense in its consolidated statements of operations.
Property and Equipment, net
Property and equipment, net, including capitalized internally-developed software, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets as follows:

Estimated Useful Life
Computers	3 years
Capitalized internal-use software	3 years
Office equipment, furniture and fixtures	5 years
Motor vehicles	5 years
Leasehold improvements	Lesser of lease term or 5 years
Expenditures for maintenance and repairs are charged to expense as incurred.

Capitalized Internal-Use Software
The Company capitalizes costs incurred in its software development projects as part of property and equipment during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once the development project is available for general release, capitalization ceases, and the Company estimates the useful life of the asset and begins amortization. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years.
The Company also capitalizes certain costs related to its enterprise cloud computing services and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life.
The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Business Combinations
The Company applies a screen test to determine whether a transaction is more akin to an asset acquisition or a business combination. If this screen test indicates that substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the transaction is accounted for as an asset acquisition. In a business combination, the purchase consideration is allocated to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated respective fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and consequently, actual results may differ from estimates.
Long-Lived Assets (Including Goodwill and Intangible Assets)
Long-lived assets with finite lives include property and equipment, capitalized internal-use software, and acquired intangible assets. The Company evaluates long-lived assets, including acquired intangible assets and capitalized internal-use software, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.
Goodwill is not amortized but rather is tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge in the amount of such excess is recorded to goodwill, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill during the years ended December 31, 2021, 2020, and 2019.
Deferred Revenue
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements. Customers are invoiced for subscription services arrangements in advance for monthly, quarterly, semi-annual and annual subscription plans. The Company’s payment terms generally provide that customers pay the invoiced portion of the total arrangement fee either in advance or within 30 days from the invoice date.
Comprehensive Loss
Comprehensive loss is comprised of two components—net loss and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized gains or losses on available-for-sale debt securities recognized during the period.

The following tables shows the change in unrealized gains or losses within accumulated other comprehensive (loss) income:

	December 31,
	2021	2020	2019
Beginning balance	$411	$139	$1,141
Add: Unrealized (losses) gains on available-for-sale debt securities	(1,152)	405	—
Less: Adjustment for the adoption of ASU 2016-01	—	—	(981)
Less: Reclassification of unrealized gains to interest and other income, net, in the consolidated statements of operations	(6)	(133)	(21)
Net impact to other comprehensive (loss) income in current period	(1,158)	272	(1,002)
Ending balance	$(747)	$411	$139
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders are presented in conformity with the two-class method required for participating securities. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. Prior to the IPO, the Company considered all series of its redeemable convertible preferred stock to be participating securities. Net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock were not contractually obligated to share in the losses of the Company.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the number of weighted-average shares of common stock outstanding during the reporting period. Prior to the IPO, the net loss attributable to common stockholders was adjusted for accretion of the carrying value of redeemable convertible preferred stock and deemed dividend distribution. Since the Company has reported net losses for all periods presented, all potentially dilutive securities are considered antidilutive, and accordingly, diluted net loss per share is the same as basic net loss per share.
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
Since the plan is unfunded, no annual contributions are required to be made as per applicable regulations. Disclosures required under ASC 715—Compensation—Retirement Benefits, have been omitted because the Company has deemed them immaterial to its consolidated financial statements. The benefit plans had a plan benefit obligation of $7.4 million and $5.6 million as of December 31, 2021 and 2020, respectively, included in other liabilities in the consolidated balance sheets.
Leases
The Company accounts for its existing leases of office facilities as operating leases. Certain facility lease agreements contain rent holidays, allowances and rent escalation provisions. For leases that contain rent escalation or rent concession provisions, the Company records the total rent expense during the lease term on a straight-line basis over the term of the lease. The difference between the amount of rent paid and the straight-line rent expense is recorded as deferred rent, with its current and long-term portions classified in accrued liabilities and other liabilities, respectively, in the consolidated balance sheets.
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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted the requirements of ASU 2018-15 as of January 1, 2021 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as right-of-use (ROU) assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. Under the standard, lease expenses will continue to be recorded over the lease term in the consolidated statements of operations in a manner similar to the current standard. Certain practical expedients are available for lessees to elect upon adopting the new standard. This standard is effective for the Company on January 1, 2022, and early adoption is permitted. The Company plans to adopt Topic 842 on a modified basis using the optional transition method, and accordingly, will not restate comparative periods. Amounts and related disclosures for fiscal 2021 will continue to be presented in accordance with ASC 840, Leases. Amounts and disclosures for fiscal 2022 will be presented under ASC 842. The Company expects adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases in the range of approximately $23.0 million to $25.0 million, and $28.0 million to $30.0 million, respectively, as of January 1, 2022. Additionally, the adoption of this standard will have no impact to the Company's consolidated income statements and cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. The Company is required to adopt this standard on or before January 1, 2023. The Company elected to early adopt ASU 2016-13 effective January 1, 2022 using the modified retrospective approach. The standard primarily impacts our financial assets measured at amortized cost and available-for-sale debt securities. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The standard eliminates certain exceptions related to the approach for intraperiod tax allocation and the methodology for calculating income taxes in an interim period. The standard also simplifies aspects of accounting for franchise taxes and enacted changes in tax or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis for goodwill. The guidance will become effective for the Company on January 1, 2022; early adoption is permitted. The adoption of this standard will not have a material impact on the Company's consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for public entities for fiscal years beginning after December 15, 2022, to be applied prospectively to business combinations occurring on or after the effective date of the ASU, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.
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
Disaggregation of Revenues
The following table summarizes revenue by the Company’s service offerings (in thousands):

	Year Ended December 31,
	2021	2020	2019
Subscription services	$360,506	$242,879	$168,682
Professional services	10,516	6,780	3,695
Total revenue	$371,022	$249,659	$172,377
See Note 14 for revenue by geographic location.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements. The following table summarizes the changes in the balance of deferred revenue during the periods (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of the year	$104,184	$67,540	$39,739
Add: Billings during the year	427,011	286,303	200,178
Less: Revenue recognized during the year	(371,022)	(249,659)	(172,377)
Balance at end of the year	$160,173	$104,184	$67,540
Revenue recognized during the years ended December 31, 2021, 2020, and 2019 from amounts included in deferred revenue at the beginning of these periods was $103.8 million, $67.5 million, and $39.7 million, respectively.
The aggregate balance of remaining performance obligations as of December 31, 2021 was $230.8 million. The Company expects to recognize $178.4 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of the year	$18,273	$11,610	$6,069
Add: Contract costs capitalized during the year	24,218	14,344	9,579
Less: Amortization of contract costs during the year	(12,844)	(7,681)	(4,038)
Balance at end of the year	$29,647	$18,273	$11,610

4.Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$684,485	$—	$—	$684,485
U.S. treasury securities	22,000	—	—	22,000
U.S. government agency securities	4,286	—	(1)	4,285
Corporate debt securities	15,998	—	—	15,998
Total cash equivalents	726,769	—	(1)	726,768
Debt securities:
U.S. treasury securities	442,715	2	(432)	442,285
U.S. government agency securities	75,725	—	(159)	75,566
Corporate debt securities	54,335	17	(175)	54,177
Total debt securities	572,775	19	(766)	572,028
Total cash equivalents and debt securities	$1,299,544	$19	$(767)	$1,298,796

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$56,474	$—	$—	$56,474
Debt Securities:
U.S. treasury securities	50,087	136	—	50,223
Corporate debt securities	85,413	265	(5)	85,673
Asset-backed securities	3,247	15	—	3,262
Total debt securities	138,747	416	(5)	139,158
Total cash equivalents and debt securities	$195,221	$416	$(5)	$195,632
As of December 31, 2021 and 2020, there were no securities that have been in a continuous unrealized loss position for 12 months or longer.
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year	$392,629	$392,412
Due after one year but within five years	180,146	179,616
Total	$572,775	$572,028
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of December 31, 2021 and 2020, the fair value of the term bond mutual funds was $3.7 million and $3.6 million, respectively.
The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the consolidated statements of operations. The following table summarizes the realized and unrealized gains recognized in the consolidated statements of operations for the term bond mutual funds during the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net gains recognized on marketable equity investments	$132	$107	$582
Less: Net gains recognized on sale of marketable equity investments	—	—	(316)
Unrealized gains at the end of the period	$132	$107	$266
Non-Marketable Equity Securities
Non-marketable equity securities represent the Company’s interest in privately held entities which have no readily determinable fair values. The Company carries these investments at cost, less impairment, and reports them under other assets in the consolidated balance sheets. As of December 31, 2021 and 2020, the Company had non-marketable equity securities of $0.4 million and $0.5 million, respectively.
In September 2021, the Company sold its interest in a privately held entity for proceeds totaling $24.0 million, resulting in a gain of $23.8 million, which was recorded in interest and other income, net, in the consolidated statements of operations.

5.Fair Value Measurements
The Company measures its financial assets at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level 1—Inputs are observable and reflect quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2—Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.
Level 3—Inputs that are unobservable.
Money market funds and U.S. treasury securities are classified within Level 1 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Other debt securities and investments are classified within Level 2 if the investments are valued using model driven valuations which use observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Available-for-sale debt securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.
In connection with the acquisition of Natero, Inc., the Company recognized a liability on the acquisition date for the estimated fair value of the contingent consideration based on the probability of achieving certain milestones pursuant to the acquisition agreement. The fair value measurement of the contingent consideration is based on significant unobservable inputs and management judgment; therefore, it is categorized under Level 3 at the balance sheet date in the table below.
The Company does not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of December 31, 2021 and 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$684,485	$—	$—	$684,485
U.S. treasury securities	22,000	—	—	22,000
U.S. government agency securities	—	4,285	—	4,285
Corporate debt securities	—	15,998	—	15,998
Marketable securities:
U.S. treasury securities	442,285	—	—	442,285
U.S. government agency securities	—	75,566	—	75,566
Corporate debt securities	—	54,177	—	54,177
Term bond mutual funds	—	3,651	—	3,651
Total financial assets	$1,148,770	$153,677	$—	$1,302,447
Financial liabilities:
Acquisition-related contingent consideration	$—	$—	$800	$800

	December 31, 2020
	Fair Value Measured Using
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$56,474	$—	$—	$56,474
Marketable securities:
U.S. treasury securities	50,223	—	—	50,223
Corporate debt securities	—	85,673	—	85,673
Asset-backed securities	—	3,262	—	3,262
Term bond mutual funds	—	3,575	—	3,575
Total financial assets	$106,697	$92,510	$—	$199,207
Financial liabilities:
Acquisition-related contingent consideration	$—	$—	$775	$775
The following table represents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis, using Level 3 significant unobservable inputs (in thousands):

	December 31,
	2021	2020
Beginning balance	$775	$1,950
Additions during the period	—	—
Payments during the period	—	(1,200)
Change in estimated fair value	25	25
Ending balance	$800	$775

6.Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Computers	$13,041	$9,249
Capitalized internal-use software	14,178	10,041
Office equipment	3,375	2,770
Furniture and fixtures	8,395	9,472
Motor vehicles	1,421	2,423
Leasehold improvements	4,274	4,274
Construction in progress	—	322
Total property and equipment	44,684	38,551
Less: accumulated depreciation and amortization	(23,206)	(17,767)
Property and equipment, net	$21,478	$20,784
Capitalization of costs associated with internal-use software was $4.1 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the net carrying value of capitalized internal-use software was $8.3 million and $6.7 million, respectively.
Depreciation expense and amortization of internal-use software for the years ended December 31, 2021, 2020, and 2019 totaled $9.0 million, $6.9 million, and $4.9 million, respectively.
Accrued Liabilities
The following table summarizes accrued liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Accrued compensation	$17,261	$8,983
Acquisition-related liabilities	800	1,942
Accrued third-party cloud infrastructure expenses	2,785	1,572
Accrued reseller commissions	5,870	3,999
Accrued advertising and marketing expenses	6,022	2,412
Advanced payments from customers	3,260	2,815
Accrued taxes	10,777	8,645
Other accrued expenses	9,054	5,240
Total accrued liabilities	$55,829	$35,608
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

None of the above transactions had a material impact on the Company’s consolidated financial statements; therefore, historical and proforma disclosures have not been presented.
8.Goodwill and Intangible Assets, Net
The carrying value of goodwill was $6.2 million as of December 31, 2021 and 2020.
Acquired intangibles consist of developed technology and customer relationships and are amortized on a straight-line basis over their estimated useful lives. The following tables summarize acquired intangible assets as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
				(in years)
Developed technology	$10,496	$(9,147)	$1,349	0.9
Customer relationships	1,600	(1,055)	545	1.4
Total	$12,096	$(10,202)	$1,894

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
				(in years)
Developed technology	$10,496	$(5,218)	$5,278	1.5
Customer relationships	1,600	(655)	945	2.4
Total	$12,096	$(5,873)	$6,223
Total amortization of acquired intangible assets was $4.3 million, $4.3 million and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company recorded amortization of developed technology of $3.9 million, $3.9 million, and $1.1 million in cost of revenue and customer relationships of $0.4 million, $0.4 million, and $0.3 million in sales and marketing expenses in each of the respective periods in the consolidated statements of operations.
Expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2022	$1,591
2023	303
Total	$1,894
9.Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating lease agreements, which expire on various dates through September 2028. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. The Company maintains an uncollateralized letter of credit for the lease, which is renewed on an annual basis.
In September 2018, the Company entered into a lease agreement for its corporate headquarters located in San Mateo, California, which it occupied in January 2019. This lease covers approximately 22,000 square feet of office space at a monthly base rent of $113,246, increasing approximately 3% annually. The lease expires in July 2026, with an option to extend the lease for another five years, subject to certain requirements. The total commitment is $10.5 million with a tenant improvement allowance of $1.5 million.
Deferred rent was $4.6 million and $5.1 million as of December 31, 2021 and 2020, respectively, of which $3.8 million and $4.6 million was classified in other liabilities in the consolidated balance sheets in each of the two periods, respectively.

Rent expense for operating leases for the years ended December 31, 2021, 2020, and 2019 was $9.7 million, $10.2 million, and $7.1 million, respectively.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2021, are as follows (in thousands):

Year ending December 31,	Operating Leases
2022	$6,954
2023	6,790
2024	6,642
2025	5,976
2026	3,579
Thereafter	4,304
Total minimum future payments	$34,245
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of December 31, 2021 are presented in the table below (in thousands):

Year ending December 31,	Contractual Commitments
2022	$26,953
2023	22,958
2024	1,658
Total	$51,569
Litigation and Loss Contingencies
From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, Legal Proceedings) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending Legal Proceedings that the Company believes will have a material adverse impact on the business or consolidated financial statements.
Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including losses arising out of intellectual property infringement claims made by third parties, if the Company has violated applicable laws, if the Company is negligent or commits acts of willful misconduct, and other liabilities with respect to its products and services and its business. In these circumstances, payment is typically conditional on the other party making a claim pursuant to the procedures specified in the particular contract. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its consolidated financial statements.
10.Redeemable Convertible Preferred Stock
Immediately prior to the completion of the IPO, all shares of redeemable convertible preferred stock then outstanding were converted into 153,937,730 shares of common stock on a one-to-one basis and then reclassified into Class B common stock, and their carrying value of $5.6 billion was reclassified into stockholders' equity (deficit). As of December 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
As of December 31, 2020, there were 154,055,430 authorized shares and 153,937,730 issued and outstanding shares of redeemable convertible preferred stock with aggregate liquidation preference of $326.6 million.

The following table summarizes the Company’s redeemable convertible preferred stock as of December 31, 2020 (in thousands, except per share amounts):

	December 31, 2020
	Shares Authorized	Shares Outstanding	Original Issue Price	Liquidation Preference	Carrying Value

Series A	21,428	21,311	$0.05	$1,059	$397,172
Series B	36,229	36,229	0.14	5,000	675,223
Series C	15,307	15,307	0.46	7,000	285,280
Series D	30,663	30,663	1.01	31,000	571,476
Series E	21,292	21,292	2.35	50,000	396,927
Series F	8,709	8,709	3.16	27,500	162,439
Series G	9,151	9,151	6.01	55,000	172,344
Series H	11,276	11,276	13.30	150,000	234,235
Total	154,055	153,938		$326,559	$2,895,096
Preferred Stock Transactions
In January 2020, an investor, also a member of the Board of Directors of the Company (the Board) at that time, entered into a secondary transaction to sell 26,210 shares of redeemable convertible Series A preferred stock, 1,314,830 shares of redeemable convertible Series B preferred stock, and 448,110 shares of redeemable convertible Series C preferred stock to a new investor for a total price in excess of the fair value of the shares. The sale was facilitated by the Company and deemed compensatory to the seller. The amount paid by the investor to acquire the shares was $25.5 million, while the fair value of the shares on the transaction date was $14.7 million. The excess value of $10.8 million was recognized as stock-based compensation expense by the Company in general and administrative expense in its consolidated statements of operations.
See Note 11 for a discussion of stock-based compensation recognized from the secondary transaction involving the repurchases of redeemable convertible preferred stock (as described above) and common stock from the Company’s founders and employees.
11.Stockholders' Equity and Stock Based Compensation
Preferred Stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.
Common Stock
The Company has two classes of common stock: Class A common stock and Class B common stock. In connection with the IPO, the Company’s amended and restated certificate of incorporation authorized the issuance of 1,000,000,000 shares of Class A common stock and 350,000,000 shares of Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock have a par value of $0.00001 per share, and are referred to as common stock throughout these notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
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

Shares of common stock reserved for future issuance were as follows (in thousands):

	December 31,
	2021	2020
Redeemable convertible preferred stock	—	153,938
2011 Stock Plan:
Options and RSUs outstanding	48,749	36,024
Shares reserved for future award issuances	—	9,981
2021 Equity Incentive Plan:
RSUs outstanding	429	—
Shares reserved for future award issuances	36,019	—
2021 Employee Stock Purchase Plan	6,500	—
Total shares of common stock reserved for issuance	91,697	199,943
Equity Incentive Plans
In 2011, the Company adopted the 2011 Stock Plan (the 2011 Plan) pursuant to which the Board may grant incentive stock options to purchase shares of the Company’s common stock, non-statutory stock options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock and RSUs. The 2011 Plan was terminated in September 2021 in connection with the IPO but continues to govern the terms of outstanding awards that were granted prior to its termination. With the establishment of the 2021 Equity Incentive Plan (the 2021 Plan) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any shares of Class B common stock underlying outstanding stock-based awards granted under the 2011 Plan, an equal number of shares of Class A common stock will become available for grant under the 2021 Plan.
In August 2021, the Board adopted the 2021 Plan, which became effective upon the IPO. Upon adoption, the 2021 Plan began with a reserve of 35,000,000 shares of Class A common stock for future issuance, with (i) an automatic increase occurring on January 1 of each year by 5% of the aggregate number of shares of common stock of all classes issued and outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares determined by the Board prior to January 1 of each year. The reserve is reduced by the number of shares granted, and increased by the number of shares subject to stock options or other stock awards that would have otherwise returned to the 2011 Plan, up to a maximum of 51,178,920 shares, as well as the net number of shares withheld from the release of RSUs. As of December 31, 2021, the Company has granted 431,886 shares from the 2021 Plan, and a total of 1,439,884 shares comprising of cancellations from the 2011 Plan and withholding of net shares recirculated back to the reserve, resulting in 36,018,956 shares available for future issuance.
2021 Employee Stock Purchase Plan
In August 2021, the Board adopted the ESPP, which became effective upon the Company’s IPO. Initially, 6,500,000 Class A shares of common stock have been reserved for future issuance under the ESPP, with an automatic increase to such reserve on January 1 of each year.
The price at which Class A common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first or last day of the offering period, whichever is lower. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long ending on May 15 and November 15 of each year, except for the first purchase period, which began upon the completion of the IPO on September 22, 2021 and will end on May 13, 2022, with contributions from employees beginning on October 1, 2021.
As of December 31, 2021, the Company has withheld $4.2 million of contributions from its employees, and no shares have been purchased under the ESPP.
During the year ended December 31, 2021, the Company recognized $3.5 million of stock-based compensation expense related to the ESPP.
Determination of Fair Value of the ESPP
The Company estimates the fair value of the ESPP using the Black-Scholes option-pricing model, which requires certain complex valuation assumption inputs such as expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of each of the four purchase periods is estimated separately. The following table summarizes the range of valuation assumptions used in estimating the fair value of the ESPP during the period:

Year Ended December 31,
Valuation Assumption Inputs	2021
Expected term (in years)	0.6 - 2.1
Stock price volatility	47.7% - 58.5%
Risk-free interest rate	0.06% - 0.29%
Dividend yield	0.00%
Expected term—The expected term is estimated based on the exercise term of the ESPP, which is the length of time from the grant date to the date on which the stock is purchased by the employees.
Stock price volatility—Since the Company's common stock lacks sufficient trading history, the stock price volatility over the expected term is estimated based on the average historical volatility of comparable companies with similar characteristics to those of the Company.
Risk-free interest rate—The risk-free interest rate is based on the yield of the U.S. Treasury debt securities commensurate with the expected term of the ESPP.
Dividend yield—Since the Company has never paid and has no intention to pay cash dividends on its common stock, the dividend yield is zero.
Fair value of underlying stock—The fair value of Company's common stock underlying the ESPP is determined by the closing market price of its Class A common stock on the date that the Company began withholding the contributions from its employees, which was October 1, 2021.
Stock Options
Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant, have 10-year contractual terms, and vest over a four-year period.
Stock option activity during the year ended December 31, 2021 is as follows (in thousands, except per share data):

Share Information:	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2020	2,096	$0.23	4.1	$33,947
Stock options granted	—	$—
Stock options exercised	(537)	$0.18
Stock options cancelled / forfeited / expired	(211)	$0.07
Balance as of December 31, 2021	1,348	$0.27	3.6	$35,020
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.
(2)The ending balance as of December 31, 2021 represents options that were fully vested and exercisable.
Total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $14.0 million, $9.8 million, and $9.5 million, respectively.
Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and vest over a four-year period.

RSU activity during the year ended December 31, 2021 is as follows (in thousands, except per share data):

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, as of December 31, 2020	33,928	$5.41
Granted	26,808	$22.02
Vested	(9,928)	$5.17
Forfeited	(2,978)	$9.81
Unvested, as of December 31, 2021	47,830	$14.47
Performance-Based Awards
In May 2019, the Board approved a grant of 166,390 shares of performance-based RSUs (PRSUs) to the Company’s CEO. The vesting of these PRSUs is contingent upon the satisfaction of all three of the following: (i) the achievement of certain revenue related milestones on or before December 31, 2019, (ii) vesting over the requisite service period in accordance with the Plan, and (iii) a liquidity event. The revenue-related milestone was met as of December 31, 2019, and the liquidity event condition was met upon the completion of the IPO as described in Note 1—Initial Public Offering. As of December 31, 2021, the time-based vesting was the only condition yet to be satisfied over the remaining requisite service period, and the number of shares to vest subject to this condition is insignificant.
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
The fair value of the CEO Performance Award was determined at grant date by using the Monte Carlo simulation model with the following valuation assumptions:

Year Ended December 31,
Valuation Assumption Inputs	2021
Measurement period (in years)	7.0
Stock price volatility	60.0%
Risk-free interest rate	1.12%
Dividend yield	—%
Measurement period—This is the period over which simulated stock prices of the Company are used to evaluate the possibility of achieving the specified stock price targets (as described above).
Stock price volatility—Since the Company's common stock lacks sufficient trading history, the stock price volatility over the measurement period is estimated based on the average historical volatility of comparable companies with similar characteristics to those of the Company.
Risk-free interest rate—The risk-free interest rate is based on the yield of the U.S. Treasury debt securities commensurate with the measurement period.
Dividend yield—Since the Company has never paid and has no intention to pay cash dividends on its common stock, the dividend yield is zero.
Fair value of underlying stock—The fair value of Company's common stock underlying the CEO Performance Award on is based on an independent third-party valuation as there was no public market on the date of the grant.
For the year ended December 31, 2021, the Company recognized $9.0 million of stock-based compensation expense associated with performance-based awards described above, of which $8.4 million was related to the CEO Performance Award.

Stock-Based Compensation
For the year ended December 31, 2021, stock-based compensation expense of $173.4 million included a cumulative charge associated with certain RSUs for which the service-based vesting condition has been satisfied upon the completion of the liquidity event, as further described in Note 1—Initial Public Offering.
During the year ended December 31, 2020, stock-based compensation included expenses recognized from employee stock-based awards, and the excess value of $43.2 million paid to repurchase shares in a secondary transaction. The excess value was comprised of $10.8 million recorded in general and administrative expense for the repurchase of redeemable convertible preferred stock (as described in Note 10), and $32.4 million for the repurchases of shares of common stock from the Company’s founders and a number of employees, of which $16.5 million and $15.9 million were recorded in general and administrative expense and research and development, respectively.
Total stock-based compensation expense recorded for the years ended December 31, 2021, 2020, and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Equity awards:
Cost of revenue	$5,604	$—	$13
Research and development	45,162	8	151
Sales and marketing	53,169	7	104
General and administrative	69,508	29	5
Total employee awards	173,443	44	273
Secondary transaction	—	43,236	—
Stock-based compensation, net of amounts capitalized	173,443	43,280	273
Capitalized stock-based compensation	585	—	—
Total stock-based compensation expense	$174,028	$43,280	$273
Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software for the year ended December 31, 2021.
As of December 31, 2021, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (amount in thousands):

	December 31, 2021
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs	$574,916	3.6
ESPP	19,928	1.2
Total unrecognized stock-based compensation expense	$594,844

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
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are the same for both Class A and Class B common stock on both an individual and combined basis.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(191,995)	$(57,294)	$(31,125)
Accretion of redeemable convertible preferred stock	(2,646,662)	(1,560,524)	(553,339)
Deemed dividend distribution	—	—	(40,071)
Net loss attributable to Class A and Class B common stockholders - basic and diluted	$(2,838,657)	$(1,617,818)	$(624,535)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	130,652	76,945	76,029
Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(21.73)	$(21.03)	$(8.21)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock	—	153,938	153,938
Stock options	1,348	2,096	2,898
RSUs	47,830	33,928	22,602
ESPP	160	—	—
Total	49,338	189,962	179,438
13.Income Taxes
The Company’s net loss before provision for income taxes for the years ended December 31, 2021, 2020, and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(211,844)	$(69,102)	$(40,616)
Foreign	30,365	15,823	13,126
Total	$(181,479)	$(53,279)	$(27,490)
The components of the provision for income taxes for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Domestic	$2,876	$(12)	$11
Foreign	9,547	6,387	4,563
Deferred:
Domestic	—	—	(194)
Foreign	(1,907)	(2,360)	(745)
Total provision for income taxes	$10,516	$4,015	$3,635

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Federal income tax	21.0%	21.0%	21.0%
State taxes, net of federal benefit	—	—	3.2
Stock-based compensation	2.1	(17.1)	(0.2)
Change in valuation allowance	(25.4)	(11.8)	(32.8)
Earnings from foreign subsidiaries	(0.5)	(1.3)	(3.9)
Other items	(3.0)	1.6	(0.5)
Total provision for income taxes	(5.8)%	(7.6)%	(13.2)%
The components of the Company’s net deferred tax assets as of December 31, 2021 and 2020, were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$78,077	$36,702
Foreign tax credit carryforwards	4,955	4,955
Stock-based compensation	9,643	—
Accruals and Reserves	6,584	5,433
Depreciation and amortization	1,633	354
Allowance for uncollectible accounts	66	1,383
Total deferred tax assets	100,958	48,827
Less: valuation allowance	(89,903)	(41,111)
Deferred tax assets, net of valuation allowance	11,055	7,716
Deferred tax liabilities:
Commissions	(4,771)	(3,323)
Net deferred tax assets	$6,284	$4,393
The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed. The Company’s valuation allowance increased by $48.8 million and $9.0 million during the years ended December 31, 2021 and 2020, respectively.
The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the U.S.
Net Operating Loss and Credit Carryforwards
As of December 31, 2021, the Company has U.S. federal net operating loss carryforwards of approximately $345.7 million, of which $10.7 million are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The net operating loss carryforwards for all the states in the United States is $94.0 million as of December 31, 2021. The federal net operating loss carryforwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits the Company’s ability to utilize carryforwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits of $5.0 million that will expire in 2027 if not utilized.
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of IRC Section 382 and similar state provisions. The annual limitation may result in the inability to fully offset future annual taxable income and could result in the expiration of net operating loss carryforwards before utilization. The Company continually reviews the impact to net operating losses of any ownership changes.
Unrecognized Tax Benefits
The Company has adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The Company recognizes financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has no likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2021, the Company had gross unrecognized tax benefits of $2.2 million, all of which would affect income tax expense, if recognized, after consideration of valuation allowance. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of December 31, 2020 and 2019.
The following table presents a reconciliation of the beginning and ending amount of the unrecognized tax benefits (in thousands):

Year Ended December 31,
2021
Unrecognized gross tax benefits at the beginning of the period	$—
Increases related to prior year tax positions	1,269
Decreases related to prior year tax positions	—
Reversal of prior year unrecognized tax benefits	—
Increases in current year unrecognized benefits	958
Unrecognized gross tax benefits at the end of the period	$2,227
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Accrued interest of $0.5 million has been recorded as of December 31, 2021.
The Company's major tax jurisdictions are India and the U.S. and also files income tax returns in other various U.S. states and international jurisdictions. Carryover attributes beginning December 31, 2008, remain open to adjustment by the United States and state authorities. The U.S. federal, state, and foreign jurisdictions have statutes of limitations that generally range from three to five years. Due to the Company’s net losses, substantially all of its federal and state income tax returns are subject to examination for federal and state purposes since inception. As of December 31, 2021, Freshworks Inc., Freshworks India and Freshworks, GmbH are currently under examinations in India and Germany. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
14.Geographic Information
The following table summarizes revenue by geographic location (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America	$160,224	$111,644	$79,805
Europe, Middle East and Africa	152,542	98,992	65,038
Asia Pacific	49,933	33,445	23,528
Other	8,323	5,578	4,006
Total revenue	$371,022	$249,659	$172,377

The following table summarizes long-lived assets by geographic information (in thousands):

	December 31,
	2021	2020
North America	$13,780	$16,796
Europe, Middle East and Africa	578	606
Asia Pacific	9,015	9,605
Total long-lived assets	$23,373	$27,007
15.Subsequent Events
On February 14, 2022, the final lock-up period following the IPO expired, and the Company issued an aggregate of 9.3 million shares of its common stock, net of shares withheld for taxes, as settlement of all RSUs that had met time-based service condition.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
Item 9B.    Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph) is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
We have adopted a code of business conduct and ethics that applies to, among others, our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at freshworks.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.

Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Part IV
Item 15.    Exhibits and Financial Statement Schedules.
(a) Financial Statements
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K
(b) Financial Statement Schedule
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.
(c) Exhibits.
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K,

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
4.1	Form of Class A common stock certificate of Freshworks Inc.	S-1/A	333-259118	4.1	September 13, 2021
4.2	Seventh Amended and Restated Investors’ Rights Agreement by and among Freshworks Inc. and certain of its stockholders, dated December 16, 2019.	S-1	333-259118	4.2	August 27, 2021
4.3	Voting Agreement by and among Freshworks Inc.. and certain of its stockholders, dated August 26, 2021.	S-1	333-259118	4.3	August 27, 2021
4.4	Description of Securities.			4.4		X
10.1†	Freshworks Inc. 2011 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-259118	10.1	August 27, 2021
10.2†	Freshworks Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259118	10.2	September 13, 2021
10.3†	Freshworks Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259118	10.3	September 13, 2021
10.4†	Freshworks Inc. Cash Incentive Bonus Plan.	S-1	333-259118	10.4	August 27, 2021
10.5†	Description of Freshworks Inc. Non-Employee Director Compensation Program.	S-1	333-259118	10.5	August 27, 2021
10.6†	Amended and Restated Offer Letter by and between Freshworks Inc. and Rathna Girish Mathrubootham, dated August 25, 2021.	S-1	333-259118	10.6	August 27, 2021
10.7†	Amended and Restated Offer Letter by and between Freshworks Inc. and Tyler Sloat, dated August 25, 2021.	S-1	333-259118	10.7	August 27, 2021
10.8†	Amended and Restated Offer Letter by and between Freshworks Inc. and Jose Morales, dated August 25, 2021.	S-1	333-259118	10.8	August 27, 2021
10.9†	Amended and Restated Offer Letter by and between Freshworks Inc. and Stacey Epstein, dated August 25, 2021.	S-1	333-259118	10.9	August 27, 2021
10.10†	Amended and Restated Offer Letter by and between Freshworks Inc. and Srinivasagopalan Ramamurthy, dated August 25, 2021.	S-1	333-259118	10.10	August 27, 2021
10.11	Lease by and between Freshworks Inc. and Bay Meadows Station 2 Investors, LLC, dated September 20, 2018.	S-1	333-259118	10.11	August 27, 2021

10.12	Lease Deed by and between Registrant and Faery Estates Private Limited, dated December 20, 2018.	S-1	333-259118	10.12	August 27, 2021
10.13	Lease Deed by and between Registrant and Faery Estates Private Limited, dated December 27, 2018.	S-1	333-259118	10.13	August 27, 2021
10.14	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 20, 2019.	S-1	333-259118	10.14	August 27, 2021
10.15	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 20, 2019.	S-1	333-259118	10.15	August 27, 2021
10.16	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 31, 2019.	S-1	333-259118	10.16	August 27, 2021
10.17	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 31, 2019.	S-1	333-259118	10.17	August 27, 2021
10.18	Lease Deed by and between Registrant and Faery Estates Private Limited, dated November 29, 2019.	S-1	333-259118	10.18	August 27, 2021
10.19†	Form of Indemnification Agreement entered into by and between Freshworks Inc. and each director and executive officer.	S-1/A	333-259118	10.19	September 13, 2021
21.1	List of subsidiaries of Freshworks Inc.	S-1	333-259118	21.1	August 27, 2021
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Section 302 Certification of Principal Executive Officer					X
31.2	Section 302 Certification of Principal Financial Officer					X
32.1#	Section 906 Certification of Principal Executive Officer					X
32.2#	Section 906 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

† Indicates management contract or compensatory plan.
# The certifications attached as Exhibit 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 23, 2022.

Freshworks Inc.

By:	/s/ Rathna Girish Mathrubootham
Rathna Girish Mathrubootham
Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rathna Girish Mathrubootham and Tyler Sloat and each or any one of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rathna Girish Mathrubootham	Chief Executive Officer and Chairman (Principal Executive Officer)	February 23, 2022
Rathna Girish Mathrubootham

/s/ Tyler Sloat	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2022
Tyler Sloat

/s/ Roxanne S. Austin	Director	February 23, 2022
Roxanne S. Austin

/s/ Johanna Flower	Director	February 23, 2022
Johanna Flower

/s/ Sameer Gandhi	Director	February 23, 2022
Sameer Gandhi

/s/ Randy Gottfried	Director	February 23, 2022
Randy Gottfried

/s/ Zachary Nelson	Director	February 23, 2022
Zachary Nelson

/s/ Barry Padgett	Director	February 23, 2022
Barry Padgett

/s/ Jennifer Taylor	Director	February 23, 2022
Jennifer Taylor