Form 10-Q
period 2022-03-31
Freshworks Inc.
filed 2022-05-06
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-40806
Freshworks Inc.
(Exact name of registrant as specified in its charter)

Delaware	2950 S Delaware Street, Suite 201	33-1218825
(State or other jurisdiction of incorporation or organization)	San Mateo, CA 94403	(I.R.S. Employer Identification No.)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No  ☒
As of April 30, 2022, the number of shares of registrant’s Class A common stock outstanding was 106,148,228 and the number of shares of the registrant’s Class B common stock outstanding was 178,023,073.

FRESHWORKS INC.
TABLE OF CONTENTS

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		2
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	4
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	35
ITEM 4.	Controls and Procedures	36
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	37
ITEM 1A.	Risk Factors	37
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
ITEM 3.	Defaults Upon Senior Securities	37
ITEM 4.	Mine Safety Disclosures	37
ITEM 5.	Other Information	37
ITEM 6.	Exhibits	38
SIGNATURES		39

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$603,466	$747,861
Marketable securities	594,332	575,679
Accounts receivable, net of allowance of $5,517 and $6,030	48,482	51,756
Deferred contract acquisition costs	15,729	14,640
Prepaid expenses and other current assets	37,681	31,440
Total current assets	1,299,690	1,421,376
Property and equipment, net	21,089	21,478
Operating lease right-of-use assets	28,237	—
Deferred contract acquisition costs, noncurrent	15,243	15,007
Intangible assets, net	1,270	1,894
Goodwill	6,181	6,181
Deferred tax assets	5,858	6,284
Other assets	13,113	10,592
Total assets	$1,390,681	$1,482,812
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,798	$6,321
Accrued liabilities	53,100	55,829
Deferred revenue	174,412	160,173
Income tax payable	385	1,023
Total current liabilities	231,695	223,346
Operating lease liabilities, non-current	26,934	—
Other liabilities	20,834	21,427
Total liabilities	279,463	244,773
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 97,648,760 and 50,554,821 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	—
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 185,421,500 and 222,739,562 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	3

FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Additional paid-in capital	4,435,568	4,509,724
Accumulated other comprehensive loss	(4,353)	(747)
Accumulated deficit	(3,320,000)	(3,270,941)
Total stockholders' equity	1,111,218	1,238,039
Total liabilities and stockholders' equity	$1,390,681	$1,482,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$114,637	$80,587
Cost of revenue	22,395	16,693
Gross profit	92,242	63,894
Operating expense:
Research and development	30,717	15,395
Sales and marketing	71,466	42,508
General and administrative	37,183	7,706
Total operating expenses	139,366	65,609
Loss from operations	(47,124)	(1,715)
Interest and other income, net	602	373
Loss before income taxes	(46,522)	(1,342)
Provision for income taxes	2,537	1,073
Net loss	(49,059)	(2,415)
Decretion of redeemable convertible preferred stock	—	216,131
Undistributed earnings allocated to preferred stockholders	—	(144,221)
Net (loss) income attributable to common stockholders - basic	$(49,059)	$69,495
Undistributed earnings allocated to preferred stockholders	—	144,221
Decretion of redeemable convertible preferred stock	—	(216,131)
Net loss attributable to common stockholders - diluted	$(49,059)	$(2,415)

Net (loss) income per share attributable to common stockholders - basic	$(0.18)	$0.89
Net loss per share attributable to common stockholders - diluted	$(0.18)	$(0.01)
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - basic	278,186	77,696
Weighted average shares used in computing net loss per share attributable to common stockholders - diluted	278,186	233,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(49,059)	$(2,415)
Other comprehensive loss:
Unrealized loss on marketable securities	(3,606)	(248)
Comprehensive loss	$(52,665)	$(2,663)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	—	$—	273,294	$3	$4,509,724	$(747)	$(3,270,941)	$1,238,039
Issuance of common stock upon exercise of stock options	—	—	113	—	29	—	—	29
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	9,663	—	(120,810)	—	—	(120,810)
Stock-based compensation	—	—	—	—	46,625	—	—	46,625
Unrealized loss on marketable securities	—	—	—	—	—	(3,606)	—	(3,606)
Net loss	—	—	—	—	—	—	(49,059)	(49,059)
Balances as of March 31, 2022	—	$—	283,070	$3	$4,435,568	$(4,353)	$(3,320,000)	$1,111,218

	Three Months Ended March 31, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	153,938	$2,895,096	77,619	$1	$—	$411	$(2,697,153)	$(2,696,741)
Decretion of redeemable convertible preferred stock	—	(216,131)	—	—	75,582	—	140,549	216,131
Issuance of common stock upon exercise of stock options	—	—	131	—	21	—	—	21
Unrealized loss on marketable securities	—	—	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	—	—	(2,415)	(2,415)
Balances as of March 31, 2021	153,938	$2,678,965	77,750	$1	$75,603	$163	$(2,559,019)	$(2,483,252)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows Operating Activities:
Net loss	$(49,059)	$(2,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,973	3,201
Amortization of deferred contract acquisition costs	4,275	2,659
Non-cash lease expense	1,404	—
Stock-based compensation	46,625	—
Premium amortization on marketable securities	766	363
Change in fair value of equity securities	(85)	(27)
Deferred income taxes	309	—
Other	754	(67)
Changes in operating assets and liabilities:
Accounts receivable	3,160	(2,833)
Deferred contract acquisition costs	(5,600)	(4,790)
Prepaid expenses and other assets	(8,685)	3,299
Accounts payable	(2,059)	689
Accrued and other liabilities	(4,972)	(9,277)
Deferred revenue	14,239	16,975
Operating lease liabilities	(2,690)	—
Net cash provided by operating activities	1,355	7,777
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,397)	(1,987)
Proceeds from sale of property and equipment	17	102
Capitalized internal-use software	(1,344)	(956)
Purchases of marketable securities	(151,408)	(26,381)
Sales of marketable securities	58,736	2,510
Maturities and redemptions of marketable securities	69,750	42,462
Net cash (used in) provided by investing activities	(25,646)	15,750
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	28	21
Payment of withholding taxes on net share settlement of equity awards	(119,948)	—
Payment of deferred offering costs	(109)	(28)
Net cash (used in) financing activities	(120,029)	(7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(144,320)	23,520
Cash, cash equivalents and restricted cash, beginning of period	747,864	98,331
Cash, cash equivalents and restricted cash, end of period	$603,544	$121,851

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$603,466	$120,716
Restricted cash included in prepaid expenses and other current assets	46	116
Restricted cash included in other assets	32	1,019
Total cash, cash equivalents and restricted cash	$603,544	$121,851

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid for taxes	$3,649	$2,593
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$5,324	$—
Decretion of redeemable convertible preferred stock	$—	$(216,131)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of business
Freshworks Inc. (Freshworks, or the Company) is a software development company that provides modern software-as-a-service (SaaS) products that are designed with the user in mind. The Company was incorporated in Delaware in 2010 and is headquartered in San Mateo, California.
In September 2021, the Company completed its initial public offering (IPO), in which it issued and sold 31,350,000 shares of its newly authorized Class A common stock at $36.00 per share. The Company received net proceeds of approximately $1.1 billion from the IPO, net of underwriters’ discounts.
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
Upon the Company's IPO, the liquidity event condition was met for all restricted stock units (RSUs). RSUs that had already met the service condition at that date were entitled to one share of Class B common stock for each vested RSU.
In September 2021, the Company also completed a 10-for-one forward stock split of the Company's authorized, issued and outstanding stock. All share and per share information included in the accompanying condensed consolidated financial statements and notes thereto have been adjusted on a retrospective basis to reflect the stock split.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, of comprehensive loss, of cash flows, and of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 23, 2022.
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
•fair value of share-based awards, including performance-based awards; and
•incremental borrowing rate used for operating leases.
Risk and Uncertainties
Due to the COVID-19 pandemic, the Company temporarily closed its headquarters in San Mateo, California, and other offices around the world. At the same time, the operations of its partners and customers have also been disrupted. While most of the Company's offices have reopened, many of its employees continue to work remotely, and the Company continues to operate in a combination of in-office and work-from-home environment. While the duration and extent of the COVID-19 pandemic depends largely on future developments that cannot be accurately predicted at this time, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. Additionally, inflationary pressures and a global labor shortage are currently impacting the pace of global recovery. In particular, the conditions caused by this pandemic, inflation and geopolitical conflicts could adversely affect demand for the Company’s products and services, lead to longer sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the existing customers to go out of business, limit the potential to generate additional business with new customers due to travel restrictions imposed, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. The Company is not aware of any specific event or circumstances related to the pandemic, geopolitical conflicts or other events that would require it to update estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements.
Concentrations of Risk
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
There were no customers that individually exceeded 10% of the Company’s revenue for the three months ended March 31, 2022 and 2021 or that represented 10% or more of the Company’s consolidated accounts receivable balance as of March 31, 2022.
The Company primarily relies upon its third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact the Company's operations and its business could be adversely impacted.
Significant Accounting Policies
The Company's significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three months ended March 31, 2022, with the exception of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) as described below. See also Recently Adopted Accounting Pronouncements for more detail on the adoption.
Leases
The Company leases office space under operating leases with expiration dates through 2031. The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use (ROU) assets on its condensed consolidated balance sheets at the lease commencement date. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on either the rate implicit in the lease or the Company's incremental borrowing rate (the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease), whichever is more readily determinable. Lease liabilities due within 12 months are included within accrued liabilities on the Company's condensed consolidated balance sheets. The incremental borrowing rate is based on an estimate of the Company's expected unsecured borrowing rate for its notes, adjusted for tenor and collateralized security features. ROU assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the lease commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company. The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components.
For short-term leases, the Company records rent expense in its condensed consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.
Recent Accounting Pronouncements
New accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) under its Accounting Standards Codification (ASC) or ASU and adopted by the Company as of the specified effective date.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as ROU assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. The Company adopted this standard effective January 1, 2022 on a modified retrospective basis, and as such, results in comparative periods were not restated. As a result of the adoption, the Company recognized operating ROU assets of $24.3 million and operating lease liabilities of $28.8 million in its condensed consolidated balance sheets on the adoption date. The Company has elected certain available practical expedients, which allow it to forego the reassessments of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company has also elected to combine lease and non-lease components for commercial lease arrangements. Additionally, the Company elected not to recognize operating ROU assets and the associated operating lease liabilities for leases with a term of 12 months or less from the lease commencement date.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. The standard primarily impacts the amortized cost of the Company's available-for-sale debt securities. The Company adopted this standard on January 1, 2022 using the modified retrospective approach, which did not result in a material impact on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The standard eliminates certain exceptions related to the approach for intraperiod tax allocation and the methodology for calculating income taxes in an interim period. The standard also simplifies aspects of accounting for franchise taxes and enacted changes in tax or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis for goodwill. The Company adopted this standard effective January 1, 2022, which did not result in a material impact on its condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for the Company on January 1, 2023, to be applied prospectively to business combinations occurring on or after the effective date of the ASU, with early adoption permitted. The Company adopted this standard effective January 1, 2022, which did not result in a material impact on its condensed consolidated financial statements.
2.Revenue From Contracts with Customers
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
Disaggregation of Revenue
The following table summarizes revenue by the Company’s service offerings (in thousands):

	Three Months Ended March 31,
	2022	2021
Subscription services	$111,397	$77,822
Professional services	3,240	2,765
Total revenue	$114,637	$80,587
See Note 12 for revenue by geographic location.
Deferred Revenue and Remaining Performance Obligations

Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements.
Revenue recognized during the three months ended March 31, 2022 and 2021 from amounts included in deferred revenue at the beginning of these periods was $72.2 million and $46.7 million, respectively.
The aggregate balance of remaining performance obligations as of March 31, 2022 was $251.6 million. The Company expects to recognize $196.0 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$29,647	$18,273
Add: Contract costs capitalized during the period	5,600	4,790
Less: Amortization of contract costs during the period	(4,275)	(2,659)
Balance at end of the period	$30,972	$20,404

3.Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$270,989	$—	$—	$270,989
U.S. treasury securities	147,459	3	(2)	147,460
U.S. government agency securities	121,469	—	(19)	121,450
Corporate debt securities	21,235	—	—	21,235
Total cash equivalents	561,152	3	(21)	561,134
Debt securities:
U.S. treasury securities	438,918	12	(2,518)	436,412
U.S. government agency securities	81,458	—	(1,196)	80,262
Corporate debt securities	78,291	—	(633)	77,658
Total debt securities	598,667	12	(4,347)	594,332
Total cash equivalents and debt securities	$1,159,819	$15	$(4,368)	$1,155,466

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$684,485	$—	$—	$684,485
U.S. treasury securities	22,000	—	—	22,000
U.S. government agency securities	4,286	—	(1)	4,285
Corporate debt securities	15,998	—	—	15,998
Total cash equivalents	726,769	—	(1)	726,768
Debt securities:
U.S. treasury securities	442,715	2	(432)	442,285
U.S. government agency securities	75,725	—	(159)	75,566
Corporate debt securities	54,335	17	(175)	54,177
Total debt securities	572,775	19	(766)	572,028
Total cash equivalents and debt securities	$1,299,544	$19	$(767)	$1,298,796
As of March 31, 2022 and December 31, 2021, the securities in a continuous unrealized loss position for 12 months or longer were not material.
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	March 31, 2022
	Amortized Cost	Fair Value
Due within one year	$453,786	$452,010
Due after one year but within five years	144,881	142,322
Total	$598,667	$594,332
Accrued interest receivable of $1.2 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet of as March 31, 2022.
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of March 31, 2022, there were no investments in term bond mutual funds. As of December 31, 2021, the fair value of the term bond mutual funds was $3.7 million.
The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the condensed consolidated statements of operations. The realized and unrealized gains recognized in the condensed consolidated statements of operations for the term bond mutual funds were not material during the three months ended March 31, 2022 and 2021.

4.Fair Value Measurements
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
The Company did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of March 31, 2022 and December 31, 2021.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$270,989	$—	$270,989
U.S. treasury securities	147,460	—	147,460
U.S. government agency securities	—	121,450	121,450
Corporate debt securities	—	21,235	21,235
Marketable securities:
U.S. treasury securities	436,412	—	436,412
U.S. government agency securities	—	80,262	80,262
Corporate debt securities	—	77,658	77,658
Term bond mutual funds	—	—	—
Total financial assets	$854,861	$300,605	$1,155,466

	December 31, 2021
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$684,485	$—	$684,485
U.S. treasury securities	22,000	—	22,000
U.S. government agency securities	—	4,285	4,285
Corporate debt securities	—	15,998	15,998
Marketable securities:
U.S. treasury securities	442,285	—	442,285
U.S. government agency securities	—	75,566	75,566
Corporate debt securities	—	54,177	54,177
Term bond mutual funds	—	3,651	3,651
Total financial assets	$1,148,770	$153,677	$1,302,447

5.Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Computers	$13,900	$13,041
Capitalized internal-use software	14,975	14,178
Office equipment	3,403	3,375
Furniture and fixtures	8,395	8,395
Motor vehicles	1,392	1,421
Leasehold improvements	4,297	4,274
Construction in progress	217	—
Total property and equipment	46,579	44,684
Less: accumulated depreciation and amortization	(25,490)	(23,206)
Property and equipment, net	$21,089	$21,478
Capitalization of costs associated with internal-use software were $1.3 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the net carrying value of capitalized internal-use software was $8.4 million and $8.3 million, respectively.
Depreciation and amortization expense was $2.4 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.
Accrued Liabilities
The following table summarizes accrued liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$14,167	$17,261
Accrued third-party cloud infrastructure expenses	2,740	2,785
Accrued reseller commissions	5,935	5,870
Accrued advertising and marketing expenses	6,003	6,022
Advanced payments from customers	3,421	3,260
Accrued taxes	4,994	10,777
Operating lease liabilities, current	4,534	—
Contributions withheld for employee stock purchase plan	7,325	4,211
Other accrued expenses	3,981	5,643
Total accrued liabilities	$53,100	$55,829
6.Goodwill and Intangible Assets, Net
The carrying value of goodwill was $6.2 million as of March 31, 2022 and December 31, 2021.
Acquired intangible assets consist of developed technology and customer relationships and are amortized on a straight-line basis over their estimated useful lives. The following tables summarize acquired intangible assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$10,496	$(9,672)	$824	0.9
Customer relationships	1,600	(1,154)	446	1.2
Total	$12,096	$(10,826)	$1,270

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$10,496	$(9,147)	$1,349	0.9
Customer relationships	1,600	(1,055)	545	1.4
Total	$12,096	$(10,202)	$1,894
Amortization of acquired intangible assets is as follows:

	Three Months Ended March 31,
	2022	2021
Developed technology:
Cost of revenue	$525	$969
Customer relationships:
Sales and marketing	99	99
Total amortization expense	$624	$1,068
As of March 31, 2022, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2022 (remaining nine months)	967
2023	303
Total future amortization	$1,270
7.Leases
The Company has operating leases primarily for office space. The leases have remaining lease terms of one to nine years, some of which include options to extend the leases for up to six years.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three Months Ended March 31, 2022
Operating lease cost	$1,775
Short-term lease cost	315
Variable lease cost	669
Rent expense for operating leases recognized prior to our adoption of Topic 842 for the period ended March 31, 2021 was $2.5 million.

The weighted-average remaining term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	Three Months Ended March 31, 2022
Weighted-average remaining lease term (in years)	5.6
Weighted-average discount rate	7.7%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

Supplemental Cash Flow Information:	Three Months Ended March 31, 2022
Cash payments included in the measurement of operating lease liabilities	$2,724
Operating ROU assets obtained in exchange for lease obligations	5,324
As of March 31, 2022, maturities of the operating lease liabilities are as follows (in thousands):

Year Ending December 31:	Operating Leases
2022 (remaining 9 months)	$4,868
2023	7,692
2024	7,545
2025	6,907
2026	4,597
Thereafter	8,643
Total lease payments	40,252
Less: imputed interest	(8,784)
Present value of operating lease liabilities	$31,468
As of March 31, 2022, future payments related to signed leases that have not yet commenced, excluded from the table above, are not material.
Future minimum lease payments under non-cancelable operating leases of December 31, 2021 were as follows (in thousands):

Year Ending December 31:	Operating Leases
2022	$6,954
2023	6,790
2024	6,642
2025	5,976
2026	3,579
Thereafter	4,304
Total minimum future payments	$34,245

8.Commitments and Contingencies
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. As of March 31,

2022, other contractual commitments totaling $133.6 million remain outstanding under these agreements though 2025.
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
Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including losses arising out of intellectual property infringement claims made by third parties, if the Company has violated applicable laws, if the Company is negligent or commits acts of willful misconduct, and other liabilities with respect to its products and services and its business. In these circumstances, payment is typically conditional on the other party making a claim pursuant to the procedures specified in the particular contract. The Company also indemnifies certain of its officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements.
9.Stockholders' Equity and Stock-Based Compensation
Equity Compensation Plans
In August 2021, the board of directors (the Board) adopted the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (ESPP), effective upon the Company's initial public offering (IPO). Pursuant to the 2021 Plan, the Board may grant incentive stock options to purchase shares of the Company’s common stock, non-statutory stock options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, RSUs, performance awards (PRSUs) and other awards. The ESPP enables eligible employees to purchase the Company's Class A common stock. Both the 2021 Plan and ESPP include an automatic increase to their shares reserve on January 1 of each year as set forth in the respective plan documents.
Shares of common stock reserved for future issuance were as follows (in thousands):

March 31, 2022
2011 Stock Plan:
Options and RSUs outstanding	31,919
2021 Equity Incentive Plan:
RSUs outstanding	1,555
Shares reserved for future award issuances	55,619
2021 Employee Stock Purchase Plan	6,500
Total shares of common stock reserved for issuance	95,593
2021 Employee Stock Purchase Plan
Under the ESPP, the price at which Class A common stock is purchased is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and begin on May 15 and November 15 of each year, except for the first purchase period, which began upon the completion of the IPO in September 2021 and will end on May 13, 2022, with contributions from employees beginning on October 1, 2021. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date.
As of March 31, 2022, the Company has withheld $7.3 million of contributions from its employees, and no shares have been purchased under the ESPP.
The Company estimates the fair value of the ESPP using the Black-Scholes option-pricing model, which requires certain complex valuation assumption inputs such as expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of each of the four purchase periods is estimated separately. During the three months ended March 31, 2022, the Company recognized $3.2 million of stock-based compensation expense related to the ESPP.
Stock Options
Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant, have 10-year contractual terms, and vest over a four-year period. As of March 31, 2022, 1,235,924 stock options were outstanding and exercisable with an aggregate intrinsic value of $21.8 million. All stock options are fully vested and exercisable and have a weighted-average exercise price of $0.27 per share. Aggregate intrinsic value represents the difference between the exercise price and the per share fair value of the Company's common stock as of the end of the period, multiplied by the number of stock options outstanding and exercisable.
Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and vest over a four-year period.
RSU activity, which includes PRSUs, during the three months ended March 31, 2022 is as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested, as of December 31, 2021	47,830	$14.47
Granted	1,164	$22.47
Vested	(16,223)	$6.57
Forfeited	(533)	$16.17
Unvested, as of March 31, 2022	32,238	$18.70
During the three months ended March 31, 2022, total shares that vested were 16.2 million, of which 6.6 million shares were withheld for tax withholding requirements. On February 14, 2022, the final lock-up period following the IPO expired, and the Company issued an aggregate of 9.3 million shares of its common stock, net of shares withheld for taxes, as settlement of all RSUs that had met time-based service condition. Total cash paid related to the withholding taxes on net share settlement of equity awards amounted to $119.9 million during the three months ended March 31, 2022.
Performance-Based Awards
In May 2019, the Board approved a grant of 166,390 shares of PRSUs to the Company’s CEO. The vesting of these PRSUs is contingent upon the satisfaction of certain milestones. The revenue-related milestone and the liquidity event condition were met prior to December 31, 2021. As of March 31, 2022, the time-based vesting was the only condition yet to be satisfied over the remaining requisite service period, and the number of shares to vest subject to this condition is insignificant.
In September 2021, the Board approved a grant of 6,000,000 PRSUs to the Company's CEO with a time-based service condition beginning January 1, 2022, and a market condition involving five separate stock price targets ranging from $70.00 to $200.00 per share for each of the five vesting tranches (CEO Performance Award). These stock price targets will be measured based on the average closing price over a consecutive 60-trading day period, beginning on the first trading day after the expiration of the final lock-up period in February 2022. The vesting of the CEO Performance Award is contingent upon the completion of the requisite service through January 1, 2029 and the achievement of the specified stock price target in each tranche on or before January 1, 2029. The stock price targets are not required to be achieved within the service period of each tranche, and accordingly, multiple tranches can vest at the same date if the specified stock price targets are achieved after December 31, 2025. The CEO Performance Award had a total grant date fair value of $131.0 million. The fair value of the CEO Performance Award was determined at grant date by using the Monte Carlo simulation model, which requires certain complex valuation assumption inputs such as measurement period, expected stock price volatility, risk-free interest rate and dividend yield.
For the three months ended March 31, 2022, the Company recognized $6.9 million of stock-based compensation expense associated with the CEO Performance Award described above.
Stock-Based Compensation
Total stock-based compensation expense recorded for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,526	$—
Research and development	8,309	—
Sales and marketing	12,536	—
General and administrative	24,254	—
Total stock-based compensation expense	$46,625	$—
As of March 31, 2022, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	March 31, 2022
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$549,123	3.4
ESPP	15,892	1.0
Total unrecognized stock-based compensation expense	$565,015
10.Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its redeemable convertible preferred stock, stock options and restricted stock units as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022, as their effect was antidilutive.
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
For the three months ended March 31, 2021, the Company allocated its undistributed earnings attributable to the participating securities and common stock using the two-class method based on their respective rights to receive dividends as of all income for the period had been distributed. Undistributed earnings allocated to holders of the redeemable convertible preferred stock were subtracted from net income in determining basic net income and net income per share attributable to common stockholders. The Company's redeemable convertible preferred stock contractually entitled the holders of such shares to participate in non-cumulative dividends at the specified dividend rates, but did not contractually require the holders of such shares to participate in the Company's losses. No dividends have been declared or paid by the Board for the three months ended March 31, 2021. Following the conversion immediately prior to the IPO in September 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
For the three months ended March 31, 2021, common equivalents such as stock options and redeemable convertible preferred stock were considered potentially dilutive and included in the computation of diluted net loss per share attributable to common stockholders. RSUs and PRSUs were not considered as potential common stock equivalents in this computation as their issuances were still contingent upon the satisfaction of the liquidity event performance condition such as the IPO, which did not occur as of March 31, 2021. The Company determined the dilutive effect of its employee stock options and redeemable convertible preferred stock using the treasury stock method and if-converted method, respectively, since they resulted in a more dilutive effect than the two-class method.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(49,059)	$(2,415)
Decretion of redeemable convertible preferred stock	—	216,131
Undistributed (losses) earnings	(49,059)	213,716
Undistributed earnings allocated to preferred stockholders	—	(144,221)
Net loss attributable to Class A and Class B common stockholders - basic	(49,059)	69,495
Undistributed earnings allocated to preferred stockholders	—	144,221
Decretion of redeemable convertible preferred stock	—	(216,131)
Net loss attributable to Class A and Class B common stockholders - diluted	$(49,059)	$(2,415)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic	278,186	77,696
Effect of potentially dilutive securities:
Stock options	—	1,806
Redeemable convertible preferred stock	—	153,938
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - diluted	278,186	233,440

Net loss per share attributable to Class A and Class B common stockholders - basic	$(0.18)	$0.89
Net loss per share attributable to Class A and Class B common stockholders - diluted	$(0.18)	$(0.01)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
RSUs and PRSUs	32,238	—
Stock options	1,236	—
ESPP	409	—
Total	33,883	—

11.Income Taxes
The Company's quarterly tax provision and estimates of its annual effective tax rate are estimates due to several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, discrete items (such as excess tax benefits from stock-based compensation) in the period offset with our valuation allowance. The provision for income taxes was $2.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase in tax expense resulted primarily from an increase in tax expense of $0.8 million from profitable foreign jurisdictions.
12.Geographic Information
The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended March 31,
	2022	2021
North America	$48,773	$34,139
Europe, Middle East and Africa	45,505	33,780
Asia Pacific	17,479	10,849
Other	2,880	1,819
Total revenue	$114,637	$80,587
The following table summarizes long-lived assets by geographic information (in thousands):

	March 31, 2022	December 31, 2021
North America	$20,775	$13,780
Europe, Middle East and Africa	1,249	578
Asia Pacific	27,302	9,015
Total long-lived assets	$49,326	$23,373

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2021 included in the Annual Report on Form 10-K. As described in the section titled "Special Note About Forward-Looking Statements," the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.”
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
Our customer base and operations have scaled over time. Our total revenue was $114.6 million and $80.6 million in the three months ended March 31, 2022 and 2021, respectively, representing a year-over-year growth rate of 42%. We incurred operating losses of $47.1 million and $1.7 million in the three months ended March 31, 2022 and 2021, respectively, and our net losses were $49.1 million and $2.4 million in the three months ended March 31, 2022 and 2021, respectively.
In September 2021, we completed our initial public offering (IPO), in which we issued and sold 31,350,000 shares of its newly authorized Class A common stock at $36.00 per share. We received net proceeds of approximately $1.1 billion from the IPO, net of underwriters’ discounts.
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
Impact of COVID-19
In response to the COVID-19 pandemic that started in 2020, we undertook decisive and comprehensive actions to lessen the impact of the pandemic on our business, including implementing a fully remote, work from home policy across all our global offices, enacting new policies and operating procedures, including restrictions on Freshworks-related business travel and reductions of in-person events. Our partners, vendors and customers were also impacted by the pandemic. While most of our offices have reopened, many of our employees continue to work remotely, and we continue to operate in a combination of in-office and work-from-home environment. We believe that the pandemic has caused many of our customers and potential customers to accelerate their IT and digital investments benefiting businesses, like ours, that enable and enhance digital transformations. In addition, while we have seen a temporary reduction in certain operating expenses related to reduced business travel, deferred hiring in certain areas, and the virtualization or postponement of in-person customer and employee events, in prior periods, we expect to continue to make significant investments as we expand our customer acquisition and retention efforts and return to in-person marketing events and normal business travel.
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

	March 31,
	2022	2021	% Growth
Number of customers contributing more than $5,000 in annual recurring revenue	15,639	12,332	27%
Net dollar retention rate	115%	112%
Number of Customers Contributing More Than $5,000 in ARR
We define our total customers contributing more than $5,000 in ARR as of a particular date as the number of business entities or individuals, represented by a unique domain or a unique email address, with one or more paid subscriptions to one or more of our products that contributed more than $5,000 in ARR. We believe that the number of customers that contribute more than $5,000 in ARR is an indicator of our success in attracting, retaining, and expanding with larger businesses.
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
We exclude the following items from one or more of our non-GAAP financial measures, including the related income tax effect of these adjustments:
•Stock-based compensation expense. We exclude stock-based compensation, which is a non cash expense, from certain of our non-GAAP financial measures because we believe that excluding this expense provides meaningful supplemental information regarding operational performance. In particular, stock-based compensation expense is not comparable across companies given the variety of valuation methodologies and assumptions.
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
Non-GAAP Loss From Operations and Non-GAAP Net Loss
We define non-GAAP loss from operations as GAAP loss from operations, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, and amortization of acquired intangibles.
We define non-GAAP net loss as GAAP net loss, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, and amortization of acquired intangibles, net of their related tax effects.
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP loss from operations and our GAAP net loss to our non-GAAP net loss for each of the periods presented (in thousands):
Non-GAAP Loss from Operations

	Three Months Ended March 31,
	2022	2021
Loss from operations	$(47,124)	$(1,715)
Non-GAAP adjustments:
Stock-based compensation expense	46,625	—
Employer payroll taxes on employee stock transactions	(692)	—
Amortization of acquired intangibles	624	1,068
Non-GAAP loss from operations	$(567)	$(647)

Non-GAAP Net Loss

	Three Months Ended March 31,
	2022	2021
Net loss	$(49,059)	$(2,415)
Non-GAAP adjustments:
Stock-based compensation expense	46,625	—
Employer payroll taxes on employee stock transactions	(692)	—
Amortization of acquired intangibles	624	1,068
Income tax adjustments	381	—
Non-GAAP net loss	$(2,121)	$(1,347)
Free Cash Flow
We define free cash flow as net cash provided by operating activities, less purchases of property and equipment and capitalized internal-use software costs. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash from our core operations after purchases of property and equipment. Free cash flow is a measure to determine, among other things, cash available for strategic initiatives, including further investments in our business and potential acquisitions of businesses.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$1,355	$7,777
Less:
Purchases of property and equipment	(1,397)	(1,987)
Capitalized internal-use software	(1,344)	(956)
Free cash flow	$(1,386)	$4,834
Net cash (used in) provided by investing activities	$(25,646)	$15,750
Net cash (used in) financing activities	$(120,029)	$(7)
Components of Our Results of Operations
Revenue
Substantially all of our revenue is derived from subscriptions, which is comprised of fees paid by customers for accessing our cloud-based software products during the term of the subscription. Subscription revenue is recognized ratably over the contract term beginning on the commencement date of each subscription, which is the date that the cloud-based software is made available to customers.
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
We expect our cost of revenue to continue to increase in dollar amount as we invest additional resources in our cloud-based infrastructure and customer support and professional services organizations. However, our gross profit and gross margin may fluctuate from period to period due to the timing and extent of our investments in third-party hosting capacity, expansion of our cloud-based infrastructure, and customer support, and professional services organizations, as well as the amortization of costs associated with capitalized internal-use software.
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
Sales and Marketing. Sales and marketing expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for our sales personnel, sales commissions for our sales force and reseller commissions for our channel sales partners, as well as costs associated with marketing activities, travel and entertainment costs, software license fees, and rental of office premises. Sales commissions that are considered incremental costs incurred to obtain contracts with customers are deferred and amortized over the expected benefit period of three years. Marketing activities include online lead generation, advertising, and promotional events.
We expect to continue to make significant investments as we expand our customer acquisition and retention efforts and return to in-person marketing events and normal business travel as the impact of COVID-19 subsides. As a result, we expect that our sales and marketing expenses will continue to increase in dollar amount while varying as a percentage of revenue in the future.
General and Administrative. General and administrative expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for general and administrative personnel, third-party professional services fees; including consulting, legal, audit, and accounting services, travel and entertainment costs, accounting, legal, human resources, and recruiting personnel, costs of director and officer insurance, costs associated with acquisitions of businesses, software license fees, and rental of office premises.
As a publicly traded company, we expect increases in expenses associated with ongoing compliance and reporting obligations pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC),

professional services fees and consulting expenses, costs to broaden our IT related infrastructure, as well as additional costs for accounting, insurance, and investor relations. Our general and administrative expenses are expected to continue to increase in dollar amount for the foreseeable future, however, we expect it to decline as a percentage of revenue over the longer term. This percentage may fluctuate from period to period depending upon the timing and amount of our general and administrative expenses.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$114,637	$80,587
Cost of revenue(1)	22,395	16,693
Gross profit	92,242	63,894
Operating expenses:
Research and development(1)	30,717	15,395
Sales and marketing(1)	71,466	42,508
General and administrative(1)	37,183	7,706
Total operating expenses	139,366	65,609
Loss from operations	(47,124)	(1,715)
Interest and other income, net	602	373
Loss before income taxes	(46,522)	(1,342)
Provision for income taxes	2,537	1,073
Net loss	$(49,059)	$(2,415)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,526	$—
Research and development	8,309	—
Sales and marketing	12,536	—
General and administration	24,254	—
Total stock-based compensation expense	$46,625	$—

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	20	21
Gross profit	80	79
Operating expense:
Research and development	27	19
Sales and marketing	62	53
General administrative	32	9
Total operating expenses	121	81
Loss from operations	(41)	(2)
Interest and other income, net	—	—
Loss before income taxes	(41)	(2)
Provision for income taxes	2	1
Net loss	(43)%	(3)%

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
Subscription services	$111,397	$77,822	$33,575	43%
Professional services	3,240	2,765	475	17%
Total revenue	$114,637	$80,587	$34,050	42%

Revenue increased by $34.1 million, or 42%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This was primarily driven by increases in additional agents enabled by our customers under their account and sales of products to existing customers, as well as the addition of new customers. Our net dollar retention rate of 115% as of March 31, 2022 reflects the expansion within existing customers and the sale of additional products to these customers. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$22,395	$16,693	$5,702	34%
Gross Margin	80%	79%
Cost of revenue increased by $5.7 million, or 34%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This was primarily due to increases of $2.5 million in third-party hosting costs, $1.6 million in personnel-related costs due to annual compensation adjustments and higher headcount, $1.5 million in stock-based compensation expense, and $0.9 million in software license fees, partially offset by a $1.2 million decrease in cloud voice service costs. Our gross margin increased to 80% for the three months ended March 31,

2022 from 79% in the same period of the prior year, as we increased our revenue and realized benefits from economies of scale primarily related to our third-party hosting costs.
Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$30,717	$15,395	$15,322	100%
Sales and marketing	71,466	42,508	28,958	68%
General and administrative	37,183	7,706	29,477	383%
Total operating expenses	$139,366	$65,609	$73,757	112%
The increases in our operating expenses in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, were primarily headcount driven in order to support the growth of our business, as well as stock-based compensation expense we recognized subsequent to the IPO.
Research and Development
Research and development expense increased by $15.3 million, or 100%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This was primarily driven by increases of $8.3 million in stock-based compensation expense, $6.1 million in personnel-related costs due to annual compensation adjustments and higher headcount, and $0.7 million in professional services fees.
Sales and Marketing
Sales and marketing expense increased by $29.0 million, or 68%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This was primarily driven by increases of $12.5 million in stock-based compensation expense, $12.0 million in personnel-related costs due to annual compensation adjustments and higher headcount, $1.4 million in advertising, branding, and event costs, $1.3 million in software license fees, and $0.7 million in reseller commissions.
General and Administrative
General and administrative expense increased by $29.5 million, or 383%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This was primarily driven by increases of $24.3 million in stock-based compensation expense, $3.4 million in personnel-related costs due to annual compensation adjustments and higher headcount, and $1.9 million in directors and officers insurance.
Interest and Other Income, Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$806	$703	$103	15%
Other income, net	(204)	(330)	126	(38)%
Interest and other income, net	$602	$373	$229	61%
Interest and other income, net increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to interest income earned on higher balances maintained in our marketable securities portfolios.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$2,537	$1,073	$1,464	137%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended March 31, 2022 and 2021, we recorded provision for income taxes of $2.5 million and $1.1 million on loss before taxes of $46.5 million and $1.3 million, respectively. The increase in tax expense was primarily due to a higher tax expense of $0.8 million from our profitable foreign jurisdictions.
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $603.5 million and marketable securities of $594.3 million. Our marketable securities consist primarily of U.S. treasury securities, U.S. government agency securities, and corporate debt securities.
Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors. In September 2021, we completed our IPO that generated net proceeds of approximately $1.1 billion. As of March 31, 2022, we had an accumulated deficit of $3.3 billion. Our operating activities provided cash inflows of $1.4 million for the three months ended March 31, 2022.
Our material cash requirements from known contractual and other obligations consist of our operating leases and other service subscription agreements (as described in Contractual Obligations and Commitments below).
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$1,355	$7,777
Net cash (used in) provided by investing activities	(25,646)	15,750
Net cash (used in) financing activities	(120,029)	(7)
Cash Flows from Operating Activities
Net cash provided by operating activities of $1.4 million for the three months ended March 31, 2022 reflects our net loss of $49.1 million, adjusted for non-cash items such as stock-based compensation of $46.6 million, amortization of deferred contract acquisition costs of $4.3 million, depreciation and amortization of $3.0 million, non-cash lease expense of $1.4 million, and net cash outflows of $6.6 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were due to increases in operating assets of $8.7 million in prepaid expenses and other assets and $5.6 million in deferred contract acquisition costs;

and decreases in operating liabilities of $5.0 million in accrued and other liabilities, $2.7 million in operating lease liabilities, and $2.1 million in accounts payable; offset by an increase of $14.2 million in deferred revenue, and a decrease of $3.2 million in accounts receivable.
Net cash provided by operating activities of $7.8 million for the three months ended March 31, 2021 reflects our net loss of $2.4 million, adjusted for non-cash items such as depreciation and amortization of $3.2 million, amortization of deferred contract acquisition costs of $2.7 million, and net cash inflows of $4.1 million from changes in operating assets and liabilities. The net cash inflows from changes in operating liabilities were due to an increase of $17.0 million in deferred revenue and a decrease of $3.3 million in prepaid expenses and other assets, offset by increases in operating assets of $4.8 million in deferred contract acquisition costs and $2.8 million in accounts receivable, and a decrease of $9.3 million in accrued and other liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities of $25.6 million for the three months ended March 31, 2022 consisted of $22.9 million in purchases of marketable securities, net of proceeds from maturities and sales, $1.4 million in purchases of property and equipment and $1.3 million in capitalized internal-use software.
Net cash provided by investing activities of $15.8 million for the three months ended March 31, 2021 consisted of $18.6 million in proceeds from the maturities and sales of marketable securities, net of purchases, partially offset by $2.0 million in purchases of property and equipment, and $1.0 million in capitalized internal-use software.
Cash Flows from Financing Activities
Net cash used in financing activities of $120.0 million for the three months ended March 31, 2022 primarily consisted of $119.9 million in payment of withholding taxes on net share settlement of equity awards. The withholding taxes paid includes the taxes related to the settlement and release of all remaining RSUs subject to the terms of certain lock-up agreements with the underwriters of the IPO that expired in February 2022.
Net cash used in financing activities was not material for the three months ended March 31, 2021.
Remaining Performance Obligations on Customer Contracts
We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms, and our multi-year contracts are invoiced annually. As of March 31, 2022, remaining performance obligations totaled $251.6 million, which comprised $174.4 million of deferred revenue and $77.2 million of unbilled amounts.
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
As of March 31, 2022, our estimated future contractual obligations totaled $165.1 million, of which $31.5 million and $133.6 million were operating lease commitments and other contractual obligations, respectively. See Note 7—Leases and Note 8—Commitments and Contingencies in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from data breaches or intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis.
There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2022 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 23, 2022, except as below:
Leases
The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use (ROU) assets on its condensed consolidated balance sheets at the lease commencement date. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on either the rate implicit in the lease or the Company's incremental borrowing rate. The incremental borrowing rate is based on an estimate of the Company's expected unsecured borrowing rate for its notes, adjusted for tenor and collateralized security features. We estimate the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments.
Recent Accounting Pronouncements
See Note 1—Business and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales is derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our condensed consolidated statements of operations. Our condensed consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian Rupee, British Pound and Euro, and may be adversely affected in the future due to changes in foreign exchange rates. Because the impact of foreign exchange rates has not been material to our operating results in the past, we have not entered into any derivative or hedging transactions to date. However, we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds, and commercial paper. We had cash and cash equivalents of $603.5 million and marketable securities of $594.3 million as of March 31, 2022. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of March 31, 2022, a hypothetical 10% favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash, cash equivalents and marketable securities.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described under the section "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 23, 2022. as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. These identified risks and uncertainties may have a material adverse effect on our business, financial condition, results of operations, and growth prospects. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. Our stock price could decline due to any of these risks, and you may lose all or part of your investment. There have been no material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
10.1†	Freshworks Inc. 2022 Cash Incentive Plan					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
__________________
†    Indicates management contract or compensatory plan
#    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freshworks Inc.

Date:	May 6, 2022	By:	/s/ Rathna Girish Mathrubootham
Rathna Girish Mathrubootham
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)