Form 10-Q
period 2022-06-30
Freshworks Inc.
filed 2022-08-05
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No  ☒
As of July 29, 2022, the number of shares of registrant’s Class A common stock outstanding was 145,388,463 and the number of shares of the registrant’s Class B common stock outstanding was 140,903,130.

FRESHWORKS INC.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$590,107	$747,861
Marketable securities	584,015	575,679
Accounts receivable, net of allowance of $5,678 and $6,030	55,415	51,756
Deferred contract acquisition costs	17,012	14,640
Prepaid expenses and other current assets	38,036	31,440
Total current assets	1,284,585	1,421,376
Property and equipment, net	23,339	21,478
Operating lease right-of-use assets	28,639	—
Deferred contract acquisition costs, noncurrent	16,580	15,007
Intangible assets, net	855	1,894
Goodwill	6,181	6,181
Deferred tax assets	5,589	6,284
Other assets	12,520	10,592
Total assets	$1,378,288	$1,482,812
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,291	$6,321
Accrued liabilities	59,087	55,829
Deferred revenue	182,795	160,173
Income tax payable	161	1,023
Total current liabilities	248,334	223,346
Operating lease liabilities, non-current	25,517	—
Other liabilities	24,827	21,427
Total liabilities	298,678	244,773
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 125,413,749 and 50,554,821 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	—
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 160,144,746 and 222,739,562 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	3

FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Additional paid-in capital	4,475,669	4,509,724
Accumulated other comprehensive loss	(6,309)	(747)
Accumulated deficit	(3,389,753)	(3,270,941)
Total stockholders' equity	1,079,610	1,238,039
Total liabilities and stockholders' equity	$1,378,288	$1,482,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$121,432	$88,341	$236,069	$168,928
Cost of revenue	24,042	18,703	46,437	35,396
Gross profit	97,390	69,638	189,632	133,532
Operating expense:
Research and development	34,297	18,895	65,014	34,290
Sales and marketing	90,038	48,862	161,504	91,370
General and administrative	40,407	8,320	77,590	16,026
Total operating expenses	164,742	76,077	304,108	141,686
Loss from operations	(67,352)	(6,439)	(114,476)	(8,154)
Interest and other (expense) income, net	(242)	132	360	505
Loss before income taxes	(67,594)	(6,307)	(114,116)	(7,649)
Provision for income taxes	2,159	1,122	4,696	2,195
Net loss	(69,753)	(7,429)	(118,812)	(9,844)
Accretion of redeemable convertible preferred stock	—	(597,955)	—	(381,824)
Net loss attributable to common stockholders - basic and diluted	$(69,753)	$(605,384)	$(118,812)	$(391,668)
Net loss per share attributable to common stockholders - basic and diluted	$(0.24)	$(7.79)	$(0.42)	$(5.04)
Weighted average shares used in computing net loss per share attributable to common stockholders - basic and diluted	284,761	77,753	281,492	77,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(69,753)	$(7,429)	$(118,812)	$(9,844)
Other comprehensive loss:
Unrealized loss on marketable securities	(1,956)	(165)	(5,562)	(413)
Comprehensive loss	$(71,709)	$(7,594)	$(124,374)	$(10,257)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2022	—	$—	283,070	$3	$4,435,568	$(4,353)	$(3,320,000)	$1,111,218
Issuance of common stock upon exercise of stock options	—	—	242	—	74	—	—	74
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	1,736	—	(18,290)	—	—	(18,290)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	—	—	510	—	6,959	—	—	6,959
Stock-based compensation	—	—	—	—	51,358	—	—	51,358
Unrealized loss on marketable securities	—	—	—	—	—	(1,956)	—	(1,956)
Net loss	—	—	—	—	—	—	(69,753)	(69,753)
Balances as of June 30, 2022	—	$—	285,558	$3	$4,475,669	$(6,309)	$(3,389,753)	$1,079,610

	Three Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of March 31, 2021	153,938	$2,678,965	77,750	$1	$75,603	$163	$(2,559,019)	$(2,483,252)
Accretion of redeemable convertible preferred stock	—	597,955	—	—	(75,613)	—	(522,342)	(597,955)
Issuance of common stock upon exercise of stock options	—	—	6	—	10	—	—	10
Unrealized loss on marketable securities	—	—	—	—	—	(165)	—	(165)
Net loss	—	—	—	—	—	—	(7,429)	(7,429)
Balances as of June 30, 2021	153,938	$3,276,920	77,756	$1	$—	$(2)	$(3,088,790)	$(3,088,791)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Six Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	—	$—	273,294	$3	$4,509,724	$(747)	$(3,270,941)	$1,238,039
Issuance of common stock upon exercise of stock options	—	—	355	—	103	—	—	103
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	11,399	—	(139,100)	—	—	(139,100)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	—	—	510	—	6,959	—	—	6,959
Stock-based compensation	—	—	—	—	97,983	—	—	97,983
Unrealized loss on marketable securities	—	—	—	—	—	(5,562)	—	(5,562)
Net loss	—	—	—	—	—	—	(118,812)	(118,812)
Balances as of June 30, 2022	—	$—	285,558	$3	$4,475,669	$(6,309)	$(3,389,753)	$1,079,610

	Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	153,938	$2,895,096	77,619	$1	$—	$411	$(2,697,153)	$(2,696,741)
Accretion of redeemable convertible preferred stock	—	381,824	—	—	(31)	—	(381,793)	(381,824)
Issuance of common stock upon exercise of stock options	—	—	137	—	31	—	—	31
Unrealized loss on marketable securities	—	—	—	—	—	(413)	—	(413)
Net loss	—	—	—	—	—	—	(9,844)	(9,844)
Balances as of June 30, 2021	153,938	$3,276,920	77,756	$1	$—	$(2)	$(3,088,790)	$(3,088,791)

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows Operating Activities:
Net loss	$(118,812)	$(9,844)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,779	6,418
Amortization of deferred contract acquisition costs	8,696	5,669
Non-cash lease expense	2,896	—
Stock-based compensation	96,760	—
Premium amortization on marketable securities	1,097	795
Change in fair value of equity securities	(85)	(65)
Deferred income taxes	309	—
Other	1,195	50
Changes in operating assets and liabilities:
Accounts receivable	(3,824)	(6,110)
Deferred contract acquisition costs	(12,641)	(11,000)
Prepaid expenses and other assets	(8,445)	(1,860)
Accounts payable	454	3,971
Accrued and other liabilities	3,206	(5,676)
Deferred revenue	22,623	26,314
Operating lease liabilities	(4,677)	—
Net cash (used in) provided by operating activities	(5,469)	8,662
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,381)	(2,786)
Proceeds from sale of property and equipment	83	557
Capitalized internal-use software	(2,722)	(2,177)
Purchases of marketable securities	(288,200)	(110,840)
Sales of marketable securities	92,786	34,755
Maturities and redemptions of marketable securities	180,570	81,804
Net cash (used in) provided by investing activities	(20,864)	1,313
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan, net	7,011	—
Proceeds from exercise of stock options	96	31
Payment of withholding taxes on net share settlement of equity awards	(138,349)	—
Payment of deferred offering costs	(109)	(2,405)
Net cash used in financing activities	(131,351)	(2,374)
Net (decrease) increase in cash, cash equivalents and restricted cash	(157,684)	7,601
Cash, cash equivalents and restricted cash, beginning of period	747,864	98,331
Cash, cash equivalents and restricted cash, end of period	$590,180	$105,932

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$590,107	$104,796
Restricted cash included in prepaid expenses and other current assets	46	114
Restricted cash included in other assets	27	1,022
Total cash, cash equivalents and restricted cash	$590,180	$105,932

Supplemental cash flow information:
Cash paid for taxes	$5,318	$3,728
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$7,219	$—
Stock-based compensation capitalized as internal-use software	$1,223	$—
Deferred offering costs	$—	$1,279
Accretion of redeemable convertible preferred stock	$—	$381,824
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
In September 2021, the Company completed its initial public offering (IPO), in which it issued and sold 31,350,000 shares of its newly authorized Class A common stock at $36.00 per share. The Company received proceeds of approximately $1.1 billion from the IPO, net of underwriters’ discounts and offering expenses.
Upon completion of the IPO, certain shares of Class B common stock then outstanding (excluding shares of Class B common stock issued upon conversion and reclassification of the redeemable convertible preferred stock described below) were automatically converted to Class A common stock on a one-to-one basis, unless an option to remain as Class B common stock was elected by the holder. In addition, all shares of redeemable convertible preferred stock then outstanding were converted into 153,937,730 shares of common stock on a one-to-one basis and then reclassified into Class B common stock.
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
Unaudited Interim Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations, of comprehensive loss, of cash flows, and of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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
Risk and Uncertainties
The COVID-19 pandemic has already had an adverse effect on the global economy and the ultimate societal and economic impact thereof still remains uncertain. Additionally, inflationary pressures, significant volatility in the global markets and geopolitical conflicts have also led to further economic disruption. These macroeconomic uncertainties could adversely affect demand for the Company’s products and services, lead to longer sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the existing customers to go out of business, and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. The Company is not aware of any specific event or circumstances related to the pandemic, or other events that would require it to update estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements.
Concentrations of Risk
Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company’s cash and cash equivalents and marketable securities are generally held with large financial institutions and are in excess of the federally insured limits provided on such deposits. In addition, the Company has cash and cash equivalents held in international bank accounts, which are denominated primarily in Euros, British Pounds, and Indian Rupees.
There were no customers that individually exceeded 10% of the Company’s revenue for the three and six months ended June 30, 2022 and 2021 or that represented 10% or more of the Company’s consolidated accounts receivable balance as of June 30, 2022.

The Company primarily relies upon its third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact the Company's operations and its business could be adversely impacted.
Significant Accounting Policies
The Company's significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three and six months ended June 30, 2022, with the exception of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) as described below. See also Recently Adopted Accounting Pronouncements for more detail on the adoption.
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
Disaggregation of Revenue
The following table summarizes revenue by the Company’s service offerings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscription services	$118,393	$85,693	$229,790	$163,515
Professional services	3,039	2,648	6,279	5,413
Total revenue	$121,432	$88,341	$236,069	$168,928
See Note 12 for revenue by geographic location.

Deferred Revenue and Remaining Performance Obligations
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements.
Revenue recognized during the three months ended June 30, 2022 and 2021 from amounts included in deferred revenue at the beginning of these periods was $80.3 million and $56.0 million, respectively. Revenue recognized during the six months ended June 30, 2022 and 2021 from amounts included in deferred revenue at the beginning of these periods was $118.2 million and $76.7 million, respectively.
The aggregate balance of remaining performance obligations as of June 30, 2022 was $266.8 million. The Company expects to recognize $207.5 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$30,972	$20,404	$29,647	$18,273
Add: Contract costs capitalized during the period	7,041	6,210	12,641	11,000
Less: Amortization of contract costs during the period	(4,421)	(3,010)	(8,696)	(5,669)
Balance at end of the period	$33,592	$23,604	$33,592	$23,604

3.Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$306,917	$—	$—	$306,917
U.S. treasury securities	44,963	—	(10)	44,953
U.S. government agency securities	172,992	—	(56)	172,936
Corporate debt securities	11,988	—	—	11,988
Total cash equivalents	536,860	—	(66)	536,794
Debt securities:
U.S. treasury securities	371,776	6	(3,714)	368,068
U.S. government agency securities	124,725	23	(1,676)	123,072
Corporate debt securities	93,757	—	(882)	92,875
Total debt securities	590,258	29	(6,272)	584,015
Total cash equivalents and debt securities	$1,127,118	$29	$(6,338)	$1,120,809

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$684,485	$—	$—	$684,485
U.S. treasury securities	22,000	—	—	22,000
U.S. government agency securities	4,286	—	(1)	4,285
Corporate debt securities	15,998	—	—	15,998
Total cash equivalents	726,769	—	(1)	726,768
Debt securities:
U.S. treasury securities	442,715	2	(432)	442,285
U.S. government agency securities	75,725	—	(159)	75,566
Corporate debt securities	54,335	17	(175)	54,177
Total debt securities	572,775	19	(766)	572,028
Total cash equivalents and debt securities	$1,299,544	$19	$(767)	$1,298,796
As of June 30, 2022 and December 31, 2021, the securities in a continuous unrealized loss position for 12 months or longer were not material.
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	June 30, 2022
	Amortized Cost	Fair Value
Due within one year	$433,496	$429,867
Due after one year but within five years	156,762	154,148
Total	$590,258	$584,015
Accrued interest receivable of $1.6 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet of as June 30, 2022.
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of June 30, 2022, there were no investments in term bond mutual funds. As of December 31, 2021, the fair value of the term bond mutual funds was $3.7 million.
The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the condensed consolidated statements of operations. The realized and unrealized gains recognized in the condensed consolidated statements of operations for the term bond mutual funds were not material during the three and six months ended June 30, 2022 and 2021.

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
The Company did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of June 30, 2022 and December 31, 2021.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$306,917	$—	$306,917
U.S. treasury securities	44,953	—	44,953
U.S. government agency securities	—	172,936	172,936
Corporate debt securities	—	11,988	11,988
Marketable securities:
U.S. treasury securities	368,068	—	368,068
U.S. government agency securities	—	123,072	123,072
Corporate debt securities	—	92,875	92,875
Total financial assets	$719,938	$400,871	$1,120,809

	December 31, 2021
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$684,485	$—	$684,485
U.S. treasury securities	22,000	—	22,000
U.S. government agency securities	—	4,285	4,285
Corporate debt securities	—	15,998	15,998
Marketable securities:
U.S. treasury securities	442,285	—	442,285
U.S. government agency securities	—	75,566	75,566
Corporate debt securities	—	54,177	54,177
Term bond mutual funds	—	3,651	3,651
Total financial assets	$1,148,770	$153,677	$1,302,447

5.Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Computers	$14,588	$13,041
Capitalized internal-use software	17,395	14,178
Office equipment	3,478	3,375
Furniture and fixtures	8,599	8,395
Motor vehicles	1,274	1,421
Leasehold improvements	4,297	4,274
Construction in progress	1,476	—
Total property and equipment	51,107	44,684
Less: accumulated depreciation and amortization	(27,768)	(23,206)
Property and equipment, net	$23,339	$21,478
Capitalization of costs associated with internal-use software were $2.6 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively; and $3.9 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the net carrying value of capitalized internal-use software was $10.1 million and $8.3 million, respectively.
Depreciation and amortization expense was $2.4 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively; and $4.7 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively.
Accrued Liabilities
The following table summarizes accrued liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$17,785	$17,261
Accrued third-party cloud infrastructure expenses	2,597	2,785
Accrued reseller commissions	6,361	5,870
Accrued advertising and marketing expenses	8,954	6,022
Advanced payments from customers	3,362	3,260
Accrued taxes	7,044	10,777
Operating lease liabilities, current	5,859	—
Contributions withheld for employee stock purchase plan	1,683	4,211
Other accrued expenses	5,442	5,643
Total accrued liabilities	$59,087	$55,829
6.Intangible Assets, Net
Acquired intangible assets consist of developed technology and customer relationships and are amortized on a straight-line basis over their estimated useful lives. The following tables summarize acquired intangible assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$10,496	$(9,987)	$509	0.7
Customer relationships	1,600	(1,254)	346	0.9
Total	$12,096	$(11,241)	$855

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$10,496	$(9,147)	$1,349	0.9
Customer relationships	1,600	(1,055)	545	1.4
Total	$12,096	$(10,202)	$1,894
Amortization of acquired intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Developed technology:
Cost of revenue	$315	$980	$840	$1,949
Customer relationships:
Sales and marketing	100	99	199	198
Total amortization expense	$415	$1,079	$1,039	$2,147
As of June 30, 2022, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2022 (remaining six months)	552
2023	303
Total future amortization	$855
7.Leases
The Company has operating leases primarily for office space. The leases have remaining lease terms of one to nine years, some of which include options to extend the lease for up to six years.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three months ended June 30, 2022	Six months ended June 30, 2022
Operating lease cost	$2,104	$3,879
Short-term lease cost	342	657
Variable lease cost	769	1,438

Rent expense for operating leases recognized prior to our adoption of Topic 842 for the three and six months ended June 30, 2021 was $2.4 million and $4.9 million, respectively.
The weighted-average remaining term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	June 30, 2022
Weighted-average remaining lease term (in years)	5.2
Weighted-average discount rate	7.5%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

Supplemental Cash Flow Information:	Three months ended June 30, 2022	Six months ended June 30, 2022
Cash payments included in the measurement of operating lease liabilities	$1,550	$4,274
Operating ROU assets obtained in exchange for lease obligations	1,895	7,219
As of June 30, 2022, maturities of the operating lease liabilities are as follows (in thousands):

Year Ending December 31:	Operating Leases
2022 (remaining 6 months)	$3,803
2023	8,406
2024	7,593
2025	6,753
2026	4,448
Thereafter	8,292
Total lease payments	39,295
Less: imputed interest	(7,919)
Present value of operating lease liabilities	$31,376
As of June 30, 2022, future payments related to signed leases that have not yet commenced, excluded from the table above, are not material.
Future minimum lease payments under non-cancelable operating leases of December 31, 2021 were as follows (in thousands):

Year Ending December 31:	Operating Leases
2022	$6,954
2023	6,790
2024	6,642
2025	5,976
2026	3,579
Thereafter	4,304
Total minimum future payments	$34,245

8.Commitments and Contingencies
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. As of June 30, 2022, other contractual commitments totaling $123.2 million remain outstanding under these agreements though 2025.
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
Shares of common stock reserved for future issuance were as follows (in thousands):

June 30, 2022
2011 Stock Plan:
Options and RSUs outstanding	27,923
2021 Equity Incentive Plan:
RSUs outstanding	8,749
Shares reserved for future award issuances	50,412
2021 Employee Stock Purchase Plan	8,698
Total shares of common stock reserved for issuance	95,782

2021 Employee Stock Purchase Plan
Under the ESPP, the price at which Class A common stock is purchased is equal to 85% of the fair market value of a share of the Company’s Class A common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and begin on May 15 and November 15 of each year, except for the first purchase period, which began upon the completion of the IPO in September 2021 and ended on May 13, 2022. The Company issued 510,093 shares under the ESPP in the six months ended June 30, 2022, net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the US, with a weighted average purchase price of $13.76 and aggregate net proceeds of $7.0 million.
The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. The reset provision under the ESPP was triggered on May 13, 2022, resulting in a new 24-month offering period that began on May 16, 2022. The reset is considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. The modification did not have a material effect on the Company's stock-based compensation expense during the three and six months ended June 30, 2022.
During the three and six months ended June 30, 2022, the Company recognized $4.0 million and $7.2 million of stock-based compensation expense related to the ESPP, respectively.
Determination of Fair Value of the ESPP
The Company estimates the fair value of the ESPP using the Black-Scholes option-pricing model, which requires certain complex valuation assumption inputs such as expected term, expected stock price volatility, risk-free interest rate, and dividend yield. The fair value of each of the four purchase periods is estimated separately. The following table summarizes the range of valuation assumptions used in estimating the fair value of the ESPP during the period:

Valuation Assumption Inputs	Three and Six Months Ended June 30, 2022
Expected term (in years)	0.5 - 2.0
Stock price volatility	55.8% - 84.5%
Risk-free interest rate	1.54% - 2.58%
Dividend yield	—%
Expected term—The expected term is estimated based on the exercise term of the ESPP, which is the length of time from the grant date to the date on which the stock is purchased by the employees.
Stock price volatility—Since the Company's common stock lacks sufficient trading history, the stock price volatility over the expected term ranging from one to two years is estimated based on the average historical volatility of comparable companies with similar characteristics to those of the Company. For the stock price volatility over the expected term of six months, the Company estimates the stock price volatility using the combination of the average historical volatility of its own common stock and those of comparable companies with similar characteristics to it.
Risk-free interest rate—The risk-free interest rate is based on the yield of the U.S. Treasury debt securities commensurate with the expected term of the ESPP.
Dividend yield—Since the Company has never paid and has no intention to pay cash dividends on its common stock, the dividend yield is zero.
Fair value of underlying stock—The fair value of Company's common stock underlying the ESPP is determined by the closing market price of its Class A common stock on the grant date, which was May 16, 2022.

Stock Options
Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant, have 10-year contractual terms, and vest over a four-year period. As of June 30, 2022, 976,634 stock options were outstanding and exercisable with an aggregate intrinsic value of $12.6 million. All stock options are fully vested and exercisable and have a weighted-average exercise price of $0.27 per share. Aggregate intrinsic value represents the difference between the exercise price and the per share fair value of the Company's common stock as of the end of the period, multiplied by the number of stock options outstanding and exercisable.
Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and vest over a four-year period.
RSU activity, which includes PRSUs, during the six months ended June 30, 2022 is as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested, as of December 31, 2021	47,830	$14.47
Granted	8,519	$18.76
Vested	(19,030)	$7.83
Forfeited	(1,603)	$16.15
Unvested, as of June 30, 2022	35,716	$18.95
During the three and six months ended June 30, 2022, total shares that vested were 2.8 million and 19.0 million, of which 1.0 million shares and 7.6 million shares were withheld for tax withholding requirements, respectively. On February 14, 2022, the final lock-up period following the IPO expired, and the Company issued an aggregate of 9.3 million shares of its common stock, net of shares withheld for taxes, as settlement of all RSUs that had met the time-based service condition. Total cash paid related to the withholding taxes on net share settlement of equity awards amounted to $18.4 million and $138.3 million during the three and six months ended June 30, 2022, respectively.
Performance-Based Awards
In May 2019, the Board approved a grant of 166,390 shares of PRSUs to the Company’s CEO. The vesting of these PRSUs is contingent upon the satisfaction of certain milestones. The revenue-related milestone and the liquidity event condition were met prior to December 31, 2021. As of June 30, 2022, the time-based vesting was the only condition yet to be satisfied over the remaining requisite service period, and the number of shares to vest subject to this condition is insignificant.
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

For the three and six months ended June 30, 2022, the Company recognized $7.0 million and $13.9 million, respectively, of stock-based compensation expense associated with the CEO Performance Award described above which were recorded in general and administrative expense.
Stock-Based Compensation
Total stock-based compensation expense recorded for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,914	$—	$3,440	$—
Research and development	7,819	—	16,128	—
Sales and marketing	15,033	—	27,569	—
General and administrative (1)	25,369	—	49,623	—
Stock-based compensation, net of amounts capitalized	50,135	—	96,760	—
Capitalized stock-based compensation	1,223	—	1,223	—
Total stock-based compensation expense	$51,358	$—	$97,983	$—
(1) For the three and six months ended June 30, 2022, general and administrative expense includes $13.9 million and $27.7 million of stock-based compensation expense associated with RSUs and PRSUs primarily granted to the CEO in September 2021, respectively.

As of June 30, 2022, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	June 30, 2022
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$616,893	3.2
ESPP	14,658	1.1
Total unrecognized stock-based compensation expense	$631,551
10.Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its redeemable convertible preferred stock, stock options and restricted stock units as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021, as their effect was antidilutive.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(69,753)	$(7,429)	$(118,812)	$(9,844)
Accretion of redeemable convertible preferred stock	—	(597,955)	—	(381,824)
Net loss attributable to Class A and Class B common stockholders - basic and diluted	$(69,753)	$(605,384)	$(118,812)	$(391,668)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	284,761	77,753	281,492	77,724

Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(0.24)	$(7.79)	$(0.42)	$(5.04)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Three and Six Months Ended June 30,
	2022	2021
Redeemable convertible preferred stock	—	153,938
RSUs and PRSUs	35,716	45,751
Stock options	977	1,759
ESPP	151	—
Total	36,844	201,448

11.Income Taxes
The Company's quarterly tax provision and estimates of its annual effective tax rate are estimates due to several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, discrete items (such as excess tax benefits from stock-based compensation) in the period offset with our valuation allowance. The provision for income taxes was $2.2 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively; and $4.7 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase in the provision for income taxes in the three and six months ended June 30, 2022 was $1.1 million and $2.5 million, respectively, which was primarily attributable to higher tax expense from profitable foreign jurisdictions.

12.Geographic Information
The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$52,117	$37,568	$100,890	$71,707
Europe, Middle East and Africa	47,878	37,349	93,383	71,129
Asia Pacific	18,240	11,578	35,719	22,427
Other	3,197	1,846	6,077	3,665
Total revenue	$121,432	$88,341	$236,069	$168,928
The following table summarizes long-lived assets by geographic information (in thousands):

	June 30, 2022	December 31, 2021
North America	$21,870	$13,780
Europe, Middle East and Africa	2,942	578
Asia Pacific	27,166	9,015
Total long-lived assets	$51,978	$23,373

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
We provide businesses of all sizes with modern SaaS products that are designed with the end-user in mind. Our primary product offerings include Freshdesk, our customer experience (CX) product; Freshservice, our IT service management (ITSM) product; and our customer relationship management (CRM) solutions, which include Freshsales and Freshmarketer for sales and marketing automation.
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
Our customer base and operations have scaled over time. Our total revenue was $121.4 million and $88.3 million in the three months ended June 30, 2022 and 2021, respectively; and $236.1 million and $168.9 million in the six months ended June 30, 2022 and 2021, respectively; representing year-over-year growth rate of 37% and 40%, respectively. We incurred operating losses of $67.4 million and $6.4 million for three months ended June 30, 2022 and 2021, respectively; and $114.5 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively.
In September 2021, we completed our initial public offering (IPO), in which we issued and sold 31,350,000 newly authorized shares of Class A common stock at $36.00 per share. We received net proceeds of approximately $1.1 billion from the IPO, net of underwriters’ discounts.
Upon completion of the IPO, certain shares of Class B common stock then outstanding (excluding shares of Class B common stock issued upon conversion and reclassification of the redeemable convertible preferred stock described below) were automatically converted to Class A common stock on a one-to-one basis, unless an option to remain as Class B common stock was elected by the holder. In addition, all shares of redeemable convertible preferred stock then outstanding were converted into 153,937,730 shares of common stock on a one-to-one basis and then reclassified into Class B common stock.
Macroeconomic and Other Factors
The COVID-19 pandemic has already had an adverse effect on the global economy and its ultimate societal and economic impact still remains uncertain. We continue to operate in a combination of in-office and work-from-home environments. Additionally, inflation, significant volatility of global markets and geopolitical conflicts have also led to further economic disruption and expose us more to the risk of fluctuations in foreign currency markets.
Given our subscription-based business model, the effects of the macroeconomic conditions may not be fully reflected in our revenue until future periods. The ultimate impact on our business and operations remain highly uncertain, and it is not possible for us to predict the duration and extent to which this will affect our business, productivity of our employees, future results of operations, and financial condition. See the section titled “Risk Factors” for further discussion of the challenges and risks we have encountered and could encounter related to these macroeconomic events and the pandemic.
Key Business Metrics
We monitor and review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. Key business metrics and our financial performance are impacted by various factors discussed below, including fluctuations in the value of foreign currencies relative to the U.S. dollar. We believe these key business metrics provide meaningful supplemental information for management and investors in assessing our operating performance.

	June 30,
	2022	2021	% Growth
Number of customers contributing more than $5,000 in annual recurring revenue	16,212	13,326	22%
Net dollar retention rate	111%	118%
Number of Customers Contributing More Than $5,000 in ARR
We define our total customers contributing more than $5,000 in annual recurring revenue (ARR) as of a particular date as the number of business entities or individuals, represented by a unique domain or a unique email address, with one or more paid subscriptions to one or more of our products that contributed more than $5,000 in ARR. We believe that the number of customers that contribute more than $5,000 in ARR is an indicator of our success in attracting, retaining, and expanding with larger businesses.
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
Non-GAAP financial measures have limitations in their usefulness to investors and should not be considered in isolation or as substitutes for financial information presented under GAAP. Non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-

GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP financial measures are presented for supplemental informational purposes only.
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
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP loss from operations and our GAAP net loss to our non-GAAP net loss for each of the periods presented (in thousands):
Non-GAAP Loss from Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss from operations	$(67,352)	$(6,439)	$(114,476)	$(8,154)
Non-GAAP adjustments:
Stock-based compensation expense	50,135	—	96,760	—
Employer payroll taxes on employee stock transactions	1,007	—	315	—
Amortization of acquired intangibles	415	1,079	1,039	2,147
Non-GAAP loss from operations	$(15,795)	$(5,360)	$(16,362)	$(6,007)

Non-GAAP Net Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(69,753)	$(7,429)	$(118,812)	$(9,844)
Non-GAAP adjustments:
Stock-based compensation expense	50,135	—	96,760	—
Employer payroll taxes on employee stock transactions	1,007	—	315	—
Amortization of acquired intangibles	415	1,079	1,039	2,147
Income tax adjustments	582	—	963	—
Non-GAAP net loss	$(17,614)	$(6,350)	$(19,735)	$(7,697)
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash (used in) provided by operating activities	$(6,824)	$885	$(5,469)	$8,662
Less:
Purchases of property and equipment	(1,984)	(799)	(3,381)	(2,786)
Capitalized internal-use software	(1,378)	(1,221)	(2,722)	(2,177)
Free cash flow	$(10,186)	$(1,135)	$(11,572)	$3,699
Net cash provided by (used in) investing activities	$4,782	$(14,437)	$(20,864)	$1,313
Net cash (used in) financing activities	$(11,322)	$(2,367)	$(131,351)	$(2,374)
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
General and Administrative. General and administrative expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for certain executives and other general and administrative personnel, third-party professional services fees; including consulting, legal, audit, and accounting services, travel and entertainment costs, accounting, legal, human resources, and recruiting personnel, costs of director and officer insurance, costs associated with acquisitions of businesses, software license fees, and rental of office premises.

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
Interest and Other (Expense) Income, Net
Interest and other (expense) income, net primarily consists of interest income from our investment portfolios, amortization of premium or discount on marketable securities, and foreign currency gains and losses.
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
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$121,432	$88,341	$236,069	$168,928
Cost of revenue(1)	24,042	18,703	46,437	35,396
Gross profit	97,390	69,638	189,632	133,532
Operating expenses:
Research and development(1)	34,297	18,895	65,014	34,290
Sales and marketing(1)	90,038	48,862	161,504	91,370
General and administrative(1)	40,407	8,320	77,590	16,026
Total operating expenses	164,742	76,077	304,108	141,686
Loss from operations	(67,352)	(6,439)	(114,476)	(8,154)
Interest and other (expense) income, net	(242)	132	360	505
Loss before income taxes	(67,594)	(6,307)	(114,116)	(7,649)
Provision for income taxes	2,159	1,122	4,696	2,195
Net loss	$(69,753)	$(7,429)	$(118,812)	$(9,844)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,914	$—	$3,440	$—
Research and development	7,819	—	16,128	—
Sales and marketing	15,033	—	27,569	—
General and administrative(2)	25,369	—	49,623	—
Total stock-based compensation expense	$50,135	$—	$96,760	$—

(2) For the three and six months ended June 30, 2022, general and administrative expense includes $13.9 million and $27.7 million of stock-based compensation expense associated with RSUs and PRSUs primarily granted to the CEO in September 2021, respectively.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	20	21	20	21
Gross profit	80	79	80	79
Operating expense:
Research and development	28	21	28	20
Sales and marketing	74	55	68	54
General administrative	33	9	33	9
Total operating expenses	135	85	129	83
Loss from operations	(55)	(6)	(49)	(4)
Interest and other income, net	—	—	—	—
Loss before income taxes	(55)	(6)	(49)	(4)
Provision for income taxes	2	1	2	1
Net loss	(57)%	(7)%	(51)%	(5)%

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Subscription services	$118,393	$85,693	$32,700	38%
Professional services	3,039	2,648	391	15%
Total revenue	$121,432	$88,341	$33,091	37%
Revenue increased by $33.1 million, or 37%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This was primarily driven by increases in additional agents enabled by our customers under their account and sales of products to existing customers, as well as the addition of new customers. Our net dollar retention rate of 111% as of June 30, 2022 reflects the expansion within existing customers and the sale of additional products to these customers. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$24,042	$18,703	$5,339	29%
Gross Margin	80%	79%

Cost of revenue increased by $5.3 million, or 29%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This was primarily due to increases of $2.0 million in third-party hosting costs, $1.9 million in stock-based compensation expense, $1.6 million in personnel-related costs due to annual compensation adjustments and higher headcount, and $0.9 million in software license fees, partially offset by a $1.2 million decrease in cloud voice service costs and $0.7 million in amortization of developed technology. Our gross margin increased to 80% for the three months ended June 30, 2022 from 79% in the same period of the prior year, as we increased our revenue and continue to realize benefits from economies of scale primarily related to our third-party hosting costs.
Operating Expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$34,297	$18,895	$15,402	82%
Sales and marketing	90,038	48,862	41,176	84%
General and administrative	40,407	8,320	32,087	386%
Total operating expenses	$164,742	$76,077	$88,665	117%
The increases in our operating expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, were primarily in personnel-related costs due to annual compensation adjustments and higher headcount in order to support the growth of our business, as well as stock-based compensation expense we recognized subsequent to the IPO.
Research and Development
Research and development expense increased by $15.4 million, or 82%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This was primarily driven by increases of $7.8 million in stock-based compensation expense, $5.9 million in personnel-related costs, and $0.9 million in professional services fees.
Sales and Marketing
Sales and marketing expense increased by $41.2 million, or 84%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This was primarily driven by increases of $15.0 million in stock-based compensation expense, $13.6 million in personnel-related costs, $5.7 million in advertising, branding, and event costs, $2.8 million in travel related expenses for sales and marketing events, $1.3 million in reseller commissions, $1.0 million in software license fees, and $1.0 million in professional services fees.
General and Administrative
General and administrative expense increased by $32.1 million, or 386%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This was primarily driven by increases of $25.4 million in stock-based compensation expense, $2.5 million in personnel-related costs, $1.9 million in directors and officers insurance, and $1.4 million in professional service fees comprising primarily of legal, accounting and consulting fees.

Interest and Other (Expense) Income, Net

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$2,109	$650	$1,459	224%
Other (expense) income, net	(2,351)	(518)	(1,833)	354%
Interest and other (expense) income, net	$(242)	$132	$(374)	(283)%
Interest and other (expense) income, net decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to $1.5 million interest income earned on higher balances maintained in our marketable securities portfolios, offset by a $1.8 million unfavorable foreign exchange movement in the U.S. dollar.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$2,159	$1,122	$1,037	92%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended June 30, 2022 and 2021, we recorded a provision for income taxes of $2.2 million and $1.1 million on loss before taxes of $67.6 million and $6.3 million, respectively. The increase in the provision for income taxes was primarily due to a higher tax expense of $1.1 million from our foreign jurisdictions.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Subscription services	$229,790	$163,515	$66,275	41%
Professional services	6,279	5,413	866	16%
Total revenue	$236,069	$168,928	$67,141	40%
Revenue increased by $67.1 million, or 40%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This was primarily driven by increases in additional agents enabled by our customers under their account and sales of products to existing customers, as well as the addition of new customers. Our net dollar retention rate of 111% as of June 30, 2022 reflects the expansion within existing customers and the sale of additional products to these customers. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$46,437	$35,396	$11,041	31%
Gross Margin	80%	79%

Cost of revenue increased by $11.0 million, or 31%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This was primarily due to increases of $4.5 million in third-party hosting costs, $3.2 million in personnel-related costs due to annual compensation adjustments and higher headcount, $3.4 million in stock-based compensation expense, $1.8 million in software license fees, and $0.6 million in payment gateways fees, partially offset by a $2.4 million decrease in cloud voice service costs and $1.1 million in amortization of developed technology. Our gross margin increased to 80% for the six months ended June 30, 2022 from 79% in the same period of the prior year, as we increased our revenue and realized benefits from economies of scale primarily related to our third-party hosting costs.

Operating Expenses

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$65,014	$34,290	$30,724	90%
Sales and marketing	161,504	91,370	70,134	77%
General and administrative	77,590	16,026	61,564	384%
Total operating expenses	$304,108	$141,686	$162,422	115%
The increases in our operating expenses in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, were primarily in personnel-related costs due to annual compensation adjustments and higher headcount to support the growth of our business, as well as stock-based compensation expense we recognized subsequent to the IPO.
Research and Development
Research and development expense increased by $30.7 million, or 90%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This was primarily driven by increases of $16.1 million in stock-based compensation expense, $12.0 million in personnel-related costs, $1.6 million in professional services fees, and $0.5 million in third-party cloud infrastructure expenses to support the operations of our research and development programs.
Sales and Marketing
Sales and marketing expense increased by $70.1 million, or 77%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This was primarily driven by increases of $27.6 million in stock-based compensation expense, $25.6 million in personnel-related costs, $7.1 million in advertising, branding, and event costs, $3.1 million in travel related expenses for sales and marketing events, $2.2 million in software license fees, $2.1 million in reseller commissions, and $1.4 million in professional services fees.
General and Administrative
General and administrative expense increased by $61.6 million, or 384%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This was primarily driven by increases of $49.6 million in stock-based compensation expense, $5.9 million in personnel-related costs, $3.8 million in directors and officers insurance, $0.7 million in professional services fees, comprised primarily of legal, accounting and consulting fees, and $0.6 million in software license fees.
Interest and Other Income, Net

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$2,915	$1,353	$1,562	115%
Other income, net	(2,555)	(848)	(1,707)	201%
Interest and other income, net	$360	$505	$(145)	(29)%
Interest and other income, net decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to $1.0 million release of interest and penalty accrued for indirect taxes in the six-month period ended June 30, 2021, $0.7 million unfavorable foreign exchange movement in the U.S. dollar, partially offset by $1.5 million higher interest income earned on higher balances maintained in our marketable securities portfolios.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$4,696	$2,195	$2,501	114%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the six months ended June 30, 2022 and 2021, we recorded provision for income taxes of $4.7 million and $2.2 million on loss before taxes of $114.1 million and 7.6 million, respectively. The increase in tax expense was primarily due to a higher tax expense of $2.5 million from our profitable foreign jurisdictions.
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $590.1 million and marketable securities of $584.0 million. Our marketable securities consist primarily of U.S. treasury securities, U.S. government agency securities, and corporate debt securities.
Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors. In September 2021, we completed our IPO that generated net proceeds of approximately $1.1 billion. As of June 30, 2022, we had an accumulated deficit of $3.4 billion. Our operating activities resulted in cash outflows of $5.5 million for the six months ended June 30, 2022.
Our material cash requirements from known contractual and other obligations consist of our operating leases and other service subscription agreements (as described in Contractual Obligations and Commitments below).
We believe our existing cash, cash equivalents and marketable securities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of our existing cash and cash equivalent balances, cash flow from operations, and issuances of equity securities or debt offerings. Our future capital requirements will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and other business initiatives and the continuing market adoption of our products. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing in connection with such activities. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict our operational flexibility. Any additional equity or convertible debt financing may be dilutive to stockholders. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(5,469)	$8,662
Net cash (used in) provided by investing activities	(20,864)	1,313
Net cash (used in) financing activities	(131,351)	(2,374)

Cash Flows from Operating Activities
Net cash used in operating activities of $5.5 million for the six months ended June 30, 2022 reflects our net loss of $118.8 million, adjusted for non-cash items such as stock-based compensation of $96.8 million, amortization of deferred contract acquisition costs of $8.7 million, depreciation and amortization of $5.8 million, non-cash lease expense of $2.9 million, premium amortization of marketable securities of $1.1 million, and net cash outflows of $3.3 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were due to increases in operating assets of $12.6 million in deferred contract acquisition costs, $8.4 million in prepaid expenses and other assets, $3.8 million in accounts receivable, and a decrease in operating lease liabilities of $4.7 million; offset by increases in operating liabilities of $22.6 million in deferred revenue and $3.2 million in accrued and other liabilities.
Net cash provided by operating activities of $8.7 million for the six months ended June 30, 2021 reflects our net loss of $9.8 million, adjusted for non-cash items such as depreciation and amortization of $6.4 million, amortization of deferred contract acquisition costs of $5.7 million, and net cash inflows of $5.6 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were due to increases in operating liabilities of $26.3 million in deferred revenue and $4.0 million in accounts payable; offset by increases in operating assets of $11.0 million in deferred contract acquisition costs, $6.1 million in accounts receivable, $1.9 million in prepaid expenses and other assets, and a decrease of $5.7 million in accrued and other liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities of $20.9 million for the six months ended June 30, 2022 consisted of $14.8 million in purchases of marketable securities, net of proceeds from maturities and sales, $3.4 million in purchases of property and equipment, and $2.7 million in capitalized internal-use software.
Net cash provided by investing activities of $1.3 million for the six months ended June 30, 2021 consisted of $5.7 million in proceeds from the maturities and sales of marketable securities, net of purchases, partially offset by $2.8 million in purchases of property and equipment, and $2.2 million in capitalized internal-use software.
Cash Flows from Financing Activities
Net cash used in financing activities of $131.4 million for the six months ended June 30, 2022 primarily consisted of $138.3 million in payment of withholding taxes on net share settlement of equity awards and $7.0 million in proceeds from issuance of common stock under our employee stock purchase plan, net of taxes withheld. The withholding taxes paid includes the taxes related to the settlement and release of all remaining RSUs subject to the terms of certain lock-up agreements with the underwriters of the IPO that expired in February 2022.
Net cash used in financing activities for the six months ended June 30, 2021 consisted primarily of $2.4 million in payments for deferred offering costs.
Remaining Performance Obligations on Customer Contracts
We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms, and our multi-year contracts are invoiced annually. As of June 30, 2022, remaining performance obligations totaled $266.8 million, which comprised $182.8 million of deferred revenue and $84.0 million of unbilled amounts.
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
As of June 30, 2022, our estimated future contractual obligations totaled $154.6 million, of which $31.4 million and $123.2 million were operating lease commitments and other contractual obligations, respectively. See Note 7—Leases and Note 8—Commitments and Contingencies in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
There have been no changes to our critical accounting policies and estimates during the six months ended June 30, 2022 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 23, 2022, except as below:
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. While the majority of our sales is derived in U.S. dollars, we have foreign currency risks related to sales denominated in currencies such as the British Pound and Euro. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our condensed consolidated statements of operations. Our condensed consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian Rupee, British Pound and Euro, and may be adversely affected in the future due to changes in foreign exchange rates. We have not entered into any derivative or hedging transactions to date. However, we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds, and commercial paper. We had cash and cash equivalents of $590.1 million and marketable securities of $584.0 million as of June 30, 2022. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of June 30, 2022, a hypothetical 10% favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash, cash equivalents and marketable securities.
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

Freshworks Inc.

Date:	August 5, 2022	By:	/s/ Rathna Girish Mathrubootham
Rathna Girish Mathrubootham
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	August 5, 2022	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)