Form 10-Q
period 2022-09-30
Freshworks Inc.
filed 2022-11-04
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No  ☒
As of October 28, 2022, the number of shares of registrant’s Class A common stock outstanding was 161,102,744 and the number of shares of the registrant’s Class B common stock outstanding was 126,814,106.

FRESHWORKS INC.
TABLE OF CONTENTS

		Page
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		2
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	10
	Notes to Condensed Consolidated Financial Statements	11
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	43
ITEM 4.	Controls and Procedures	43
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	45
ITEM 1A.	Risk Factors	45
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
ITEM 3.	Defaults Upon Senior Securities	45
ITEM 4.	Mine Safety Disclosures	45
ITEM 5.	Other Information	45
ITEM 6.	Exhibits	46
SIGNATURES		48

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
•our ability to effectively manage our growth, including any international expansion;
•the effects of fluctuations in the value of foreign currencies relative to the U.S. dollar;
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
•our ability to operate our business and effectively manage our growth under evolving and uncertain macroeconomic conditions, such as high inflation and recessionary environments;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$432,313	$747,861
Marketable securities	719,218	575,679
Accounts receivable, net of allowance of $5,500 and $6,030	56,835	51,756
Deferred contract acquisition costs	18,282	14,640
Prepaid expenses and other current assets	42,431	31,440
Total current assets	1,269,079	1,421,376
Property and equipment, net	23,381	21,478
Operating lease right-of-use assets	28,821	—
Deferred contract acquisition costs, noncurrent	17,598	15,007
Intangible assets, net	579	1,894
Goodwill	6,181	6,181
Deferred tax assets	5,396	6,284
Other assets	12,050	10,592
Total assets	$1,363,085	$1,482,812
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,873	$6,321
Accrued liabilities	57,447	55,829
Deferred revenue	190,969	160,173
Income tax payable	65	1,023
Total current liabilities	252,354	223,346
Operating lease liabilities, non-current	24,630	—
Other liabilities	26,098	21,427
Total liabilities	303,082	244,773
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 150,644,801 and 50,554,821 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	—
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 136,437,496 and 222,739,562 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	3

FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Additional paid-in capital	4,516,386	4,509,724
Accumulated other comprehensive loss	(8,790)	(747)
Accumulated deficit	(3,447,596)	(3,270,941)
Total stockholders' equity	1,060,003	1,238,039
Total liabilities and stockholders' equity	$1,363,085	$1,482,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$128,760	$96,614	$364,829	$265,542
Cost of revenue	24,179	22,236	70,616	57,632
Gross profit	104,581	74,378	294,213	207,910
Operating expense:
Research and development	35,871	57,087	100,885	91,377
Sales and marketing	86,865	96,785	248,369	188,155
General and administrative	40,133	60,759	117,723	76,785
Total operating expenses	162,869	214,631	466,977	356,317
Loss from operations	(58,288)	(140,253)	(172,764)	(148,407)
Interest and other income, net	2,249	22,923	2,609	23,428
Loss before income taxes	(56,039)	(117,330)	(170,155)	(124,979)
Provision for (benefit from) income taxes	1,804	(9,915)	6,500	(7,720)
Net loss	(57,843)	(107,415)	(176,655)	(117,259)
Accretion of redeemable convertible preferred stock	—	(2,264,838)	—	(2,646,662)
Net loss attributable to common stockholders - basic and diluted	$(57,843)	$(2,372,253)	$(176,655)	$(2,763,921)
Net loss per share attributable to common stockholders - basic and diluted	$(0.20)	$(24.72)	$(0.62)	$(32.96)
Weighted average shares used in computing net loss per share attributable to common stockholders - basic and diluted	286,697	95,930	283,258	83,860
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(57,843)	$(107,415)	$(176,655)	$(117,259)
Other comprehensive loss:
Unrealized loss on marketable securities	(2,481)	(18)	(8,043)	(431)
Comprehensive loss	$(60,324)	$(107,433)	$(184,698)	$(117,690)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2022	—	$—	285,558	$3	$4,475,669	$(6,309)	$(3,389,753)	$1,079,610
Issuance of common stock upon exercise of stock options	—	—	34	—	3	—	—	3
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	1,490	—	(13,230)	—	—	(13,230)
Stock-based compensation	—	—	—	—	53,944	—	—	53,944
Unrealized loss on marketable securities	—	—	—	—	—	(2,481)	—	(2,481)
Net loss	—	—	—	—	—	—	(57,843)	(57,843)
Balances as of September 30, 2022	—	$—	287,082	$3	$4,516,386	$(8,790)	$(3,447,596)	$1,060,003

	Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of June 30, 2021	153,938	$3,276,920	77,756	$1	$—	$(2)	$(3,088,790)	$(3,088,791)
Accretion of redeemable convertible preferred stock	—	2,264,838	—	—	(2,264,838)	—	—	(2,264,838)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(153,938)	(5,541,758)	153,938	2	5,541,756	—	—	5,541,758
Issuance of common stock upon initial public offering, net of underwriting discount and offering expenses	—	—	31,350	—	1,062,453	—	—	1,062,453
Issuance of common stock upon exercise of stock options	—	—	73	—	12	—	—	12
Stock-based compensation	—	—	—	—	124,717	—	—	124,717
Unrealized loss on marketable securities	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(107,415)	(107,415)
Balances as of September 30, 2021	—	$—	263,117	$3	$4,464,100	$(20)	$(3,196,205)	$1,267,878

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	—	$—	273,294	$3	$4,509,724	$(747)	$(3,270,941)	$1,238,039
Issuance of common stock upon exercise of stock options	—	—	389	—	106	—	—	106
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	—	—	12,889	—	(152,330)	—	—	(152,330)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	—	—	510	—	6,959	—	—	6,959
Stock-based compensation	—	—	—	—	151,927	—	—	151,927
Unrealized loss on marketable securities	—	—	—	—	—	(8,043)	—	(8,043)
Net loss	—	—	—	—	—	—	(176,655)	(176,655)
Balances as of September 30, 2022	—	$—	287,082	$3	$4,516,386	$(8,790)	$(3,447,596)	$1,060,003

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	153,938	$2,895,096	77,619	$1	$—	$411	$(2,697,153)	$(2,696,741)
Accretion of redeemable convertible preferred stock	—	2,646,662	—	—	(2,264,869)	—	(381,793)	(2,646,662)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(153,938)	(5,541,758)	153,938	2	5,541,756	—	—	5,541,758
Issuance of common stock upon initial public offering, net of underwriting discount and offering expenses	—	—	31,350	—	1,062,453	—	—	1,062,453
Issuance of common stock upon exercise of stock options	—	—	210	—	43	—	—	43
Stock-based compensation	—	—	—	—	124,717	—	—	124,717
Unrealized loss on marketable securities	—	—	—	—	—	(431)	—	(431)
Net loss	—	—	—	—	—	—	(117,259)	(117,259)
Balances as of September 30, 2021	—	$—	263,117	$3	$4,464,100	$(20)	$(3,196,205)	$1,267,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(176,655)	$(117,259)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,574	9,792
Amortization of deferred contract acquisition costs	13,321	9,085
Non-cash lease expense	4,463	—
Stock-based compensation	150,652	124,259
Premium amortization on marketable securities	564	1,206
Gain realized on sale of marketable securities and non-marketable equity investment	—	(23,835)
Change in fair value of equity securities	(75)	(100)
Deferred income taxes	309	(11,721)
Other	1,468	133
Changes in operating assets and liabilities:
Accounts receivable	(5,256)	(10,039)
Deferred contract acquisition costs	(19,554)	(17,032)
Prepaid expenses and other assets	(12,374)	(14,823)
Accounts payable	(1,962)	(542)
Accrued and other liabilities	3,874	18,517
Deferred revenue	30,796	38,975
Operating lease liabilities	(7,837)	—
Net cash (used in) provided by operating activities	(9,692)	6,616
Cash Flows from Investing Activities:
Purchases of property and equipment	(5,288)	(4,056)
Proceeds from sale of property and equipment	132	565
Capitalized internal-use software	(3,828)	(3,050)
Sale of non-marketable equity investment	—	23,979
Purchases of marketable securities	(538,501)	(154,828)
Sales of marketable securities	92,786	36,831
Maturities and redemptions of marketable securities	293,625	112,554
Net cash (used in) provided by investing activities	(161,074)	11,995
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts	—	1,069,348
Proceeds from issuance of common stock under employee stock purchase plan, net	7,011	—
Proceeds from exercise of stock options	98	43
Payment of withholding taxes on net share settlement of equity awards	(151,716)	—
Payment of deferred offering costs	(109)	(5,472)
Payment of acquisition-related liabilities	—	(900)
Net cash (used in) provided by financing activities	(144,716)	1,063,019
Net (decrease) increase in cash, cash equivalents and restricted cash	(315,482)	1,081,630
Cash, cash equivalents and restricted cash, beginning of period	747,864	98,331
Cash, cash equivalents and restricted cash, end of period	$432,382	$1,179,961

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$432,313	$1,179,958
Restricted cash included in prepaid expenses and other current assets	3	—
Restricted cash included in other assets	66	3
Total cash, cash equivalents and restricted cash	$432,382	$1,179,961

Supplemental cash flow information:
Cash paid for taxes	$9,550	$6,981
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$8,968	$—
Stock-based compensation capitalized as internal-use software	$1,275	$458
Deferred offering costs	$—	$1,423
Accretion of redeemable convertible preferred stock	$—	$2,646,662
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
Unaudited Interim Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations, of comprehensive loss, of cash flows, and of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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
Risk and Uncertainties
The COVID-19 pandemic has already had an adverse effect on the global economy and the ultimate societal and economic impact thereof still remains uncertain. Additionally, inflationary pressures, significant volatility in the global markets and geopolitical conflicts have also led to further economic disruption. These macroeconomic uncertainties could adversely affect demand for the Company’s products and services, lead to longer sales cycles, reduce the value or duration of subscriptions, negatively impact collections of accounts receivable, reduce expected spending from new customers, cause some of the existing customers to go out of business, not expand or grow their businesses and affect contraction or attrition rates of the Company’s customers, all of which could adversely affect the Company’s business, results of operations, and financial condition. The Company is not aware of any specific event or circumstances related to the pandemic, or other events that would require it to update estimates or judgments or adjust the carrying value of its assets or liabilities. Actual results could differ from those estimates and any such differences may be material to the consolidated financial statements.
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
There were no customers that individually exceeded 10% of the Company’s revenue for the three and nine months ended September 30, 2022 and 2021 or that represented 10% or more of the Company’s consolidated accounts receivable balance as of September 30, 2022.

The Company primarily relies upon its third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact the Company's operations and its business could be adversely impacted.
Significant Accounting Policies
The Company's significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three and nine months ended September 30, 2022, with the exception of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) as described below. See also Recently Adopted Accounting Pronouncements for more detail on the adoption.
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
Disaggregation of Revenue
The following table summarizes revenue by the Company’s service offerings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription services	$125,508	$94,312	$355,298	$257,827
Professional services	3,252	2,302	9,531	7,715
Total revenue	$128,760	$96,614	$364,829	$265,542
See Note 12 for revenue by geographic location.

Deferred Revenue and Remaining Performance Obligations
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements.
Revenue recognized during the three months ended September 30, 2022 and 2021 from amounts included in deferred revenue at the beginning of these periods was $86.2 million and $61.6 million, respectively. Revenue recognized during the nine months ended September 30, 2022 and 2021 from amounts included in deferred revenue at the beginning of these periods was $146.9 million and $95.6 million, respectively.
The aggregate balance of remaining performance obligations as of September 30, 2022 was $277.4 million. The Company expects to recognize $218.7 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$33,592	$23,604	$29,647	$18,273
Add: Contract costs capitalized during the period	6,913	6,032	19,554	17,032
Less: Amortization of contract costs during the period	(4,625)	(3,416)	(13,321)	(9,085)
Balance at end of the period	$35,880	$26,220	$35,880	$26,220

3.Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$266,193	$—	$—	$266,193
U.S. treasury securities	44,363	4	—	44,367
U.S. government agency securities	80,225	14	(1)	80,238
Corporate debt securities	4,889	—	—	4,889
Total cash equivalents	395,670	18	(1)	395,687
Debt securities:
U.S. treasury securities	421,677	11	(4,434)	417,254
U.S. government agency securities	201,499	1	(3,277)	198,223
Corporate debt securities	103,358	—	(1,108)	102,250
Total debt securities	726,534	12	(8,819)	717,727
Total cash equivalents and debt securities	$1,122,204	$30	$(8,820)	$1,113,414

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$684,485	$—	$—	$684,485
U.S. treasury securities	22,000	—	—	22,000
U.S. government agency securities	4,286	—	(1)	4,285
Corporate debt securities	15,998	—	—	15,998
Total cash equivalents	726,769	—	(1)	726,768
Debt securities:
U.S. treasury securities	442,715	2	(432)	442,285
U.S. government agency securities	75,725	—	(159)	75,566
Corporate debt securities	54,335	17	(175)	54,177
Total debt securities	572,775	19	(766)	572,028
Total cash equivalents and debt securities	$1,299,544	$19	$(767)	$1,298,796
The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of September 30, 2022 (in thousands):

	September 30, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$361,963	$(4,316)	$8,885	$(118)	$370,848	$(4,434)
U.S. government agency securities	196,721	(3,277)	—	—	196,721	(3,277)
Corporate debt securities	40,458	(847)	14,604	(261)	55,062	(1,108)
Total	$599,142	$(8,440)	$23,489	$(379)	$622,631	$(8,819)
As of December 31, 2021, the securities in a continuous unrealized loss position for 12 months or longer were not material.
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
Due within one year	$542,730	$538,146
Due after one year but within five years	183,804	179,581
Total	$726,534	$717,727
Accrued interest receivable of $1.8 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet of as September 30, 2022.
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of September 30, 2022 and December 31, 2021, the fair value of the term bond mutual funds was $1.5 million and $3.7 million, respectively.
The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the condensed consolidated statements of operations. The realized and unrealized gains recognized in the condensed consolidated statements of operations for the term bond mutual funds were not material during the three and nine months ended September 30, 2022 and 2021.
Prior to September 2021, the Company had non-marketable equity investments in privately held entities which have no readily determinable fair values. These investments were recorded at cost, less impairment. In September 2021, the Company sold its interest in a privately held entity for proceeds totaling $24.0 million, resulting in a gain of $23.8 million, which was recorded in interest and other income, net, in the condensed consolidated statements of operations.
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
The Company did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$266,193	$—	$266,193
U.S. treasury securities	44,367	—	44,367
U.S. government agency securities	—	80,238	80,238
Corporate debt securities	—	4,889	4,889
Marketable securities:
U.S. treasury securities	417,254	—	417,254
U.S. government agency securities	—	198,223	198,223
Corporate debt securities	—	102,250	102,250
Term bond mutual funds	—	1,491	1,491
Total financial assets	$727,814	$387,091	$1,114,905

	December 31, 2021
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$684,485	$—	$684,485
U.S. treasury securities	22,000	—	22,000
U.S. government agency securities	—	4,285	4,285
Corporate debt securities	—	15,998	15,998
Marketable securities:
U.S. treasury securities	442,285	—	442,285
U.S. government agency securities	—	75,566	75,566
Corporate debt securities	—	54,177	54,177
Term bond mutual funds	—	3,651	3,651
Total financial assets	$1,148,770	$153,677	$1,302,447

5.Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Computers	$15,526	$13,041
Capitalized internal-use software	18,552	14,178
Office equipment	3,649	3,375
Furniture and fixtures	8,769	8,395
Motor vehicles	1,171	1,421
Leasehold improvements	5,195	4,274
Construction in progress	345	—
Total property and equipment	53,207	44,684
Less: accumulated depreciation and amortization	(29,826)	(23,206)
Property and equipment, net	$23,381	$21,478
Capitalization of costs associated with internal-use software were $1.2 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively; and $5.1 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the net carrying value of capitalized internal-use software was $10.4 million and $8.3 million, respectively.
Depreciation and amortization expense was $2.6 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively; and $7.3 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Accrued Liabilities
The following table summarizes accrued liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$17,540	$17,261
Accrued third-party cloud infrastructure expenses	2,844	2,785
Accrued reseller commissions	6,517	5,870
Accrued advertising and marketing expenses	6,877	6,022
Advanced payments from customers	3,359	3,260
Accrued taxes	5,879	10,777
Operating lease liabilities, current	5,334	—
Contributions withheld for employee stock purchase plan	3,960	4,211
Other accrued expenses	5,137	5,643
Total accrued liabilities	$57,447	$55,829
6.Intangible Assets, Net
Acquired intangible assets consist of developed technology and customer relationships and are amortized on a straight-line basis over their estimated useful lives. The following tables summarize acquired intangible assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$10,496	$(10,162)	$334	0.5
Customer relationships	1,600	(1,355)	245	0.7
Total	$12,096	$(11,517)	$579

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$10,496	$(9,147)	$1,349	0.9
Customer relationships	1,600	(1,055)	545	1.4
Total	$12,096	$(10,202)	$1,894
Amortization of acquired intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Developed technology:
Cost of revenue	$175	$990	$1,015	$2,939
Customer relationships:
Sales and marketing	101	101	300	299
Total amortization expense	$276	$1,091	$1,315	$3,238
As of September 30, 2022, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2022 (remaining three months)	276
2023	303
Total future amortization	$579
7.Leases
The Company has operating leases primarily for office space. The leases have remaining lease terms of one to nine years, some of which include options to extend the lease for up to six years.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three months ended September 30, 2022	Nine months ended September 30, 2022
Operating lease cost	$2,147	$6,026
Short-term lease cost	250	907
Variable lease cost	660	2,098

Rent expense for operating leases recognized prior to our adoption of Topic 842 for the three and nine months ended September 30, 2021 was $2.4 million and $7.3 million, respectively.
The weighted-average remaining term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	September 30, 2022
Weighted-average remaining lease term (in years)	5.0
Weighted-average discount rate	7.3%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

Supplemental Cash Flow Information:	Three months ended September 30, 2022	Nine months ended September 30, 2022
Cash payments included in the measurement of operating lease liabilities	$3,126	$7,400
Operating ROU assets obtained in exchange for lease obligations	1,749	8,968
As of September 30, 2022, maturities of the operating lease liabilities are as follows (in thousands):

Year Ending December 31:	Operating Leases
2022 (remaining three months)	$809
2023	8,799
2024	7,914
2025	6,975
2026	4,672
Thereafter	8,082
Total lease payments	37,251
Less: imputed interest	(7,287)
Present value of operating lease liabilities	$29,964
As of September 30, 2022, there were no future payments related to signed leases that have not yet commenced.
Future minimum lease payments under non-cancelable operating leases of December 31, 2021 were as follows (in thousands):

Year Ending December 31:	Operating Leases
2022	$6,954
2023	6,790
2024	6,642
2025	5,976
2026	3,579
Thereafter	4,304
Total minimum future payments	$34,245

8.Commitments and Contingencies
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. As of September 30, 2022, other contractual commitments totaling $113.1 million remain outstanding under these agreements though 2025.
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
In August 2022, the Board adopted the 2022 Inducement Plan (the Inducement Plan) in accordance with Listing Rule 5635(c)(4) of the Nasdaq Stock Market. Under the Inducement Plan, nonstatutory stock options, stock appreciation rights, restricted stock, RSUs, PRSUs and other awards may be granted as an inducement material for eligible persons to enter into employment with the Company. Upon adoption, the Company has initially reserved 10,000,000 shares of Class A common stock for issuance under the Inducement Plan.
In September 2022, the Company hired a President, and granted him 1,732,501 RSUs under the Inducement Plan and stock options to purchase up to 1,815,980 shares of Class A common stock, of which stock options to purchase up to 1,776,780 shares of Class A common stock were granted under the Inducement Plan and the remaining under the 2021 Plan. Each award will vest over four years with 25% of the shares vesting on the first anniversary of the grant date and the remaining 75% of the shares vesting in equal quarterly installments thereafter, subject to continued employment.
Shares of common stock reserved for future issuance were as follows (in thousands):

September 30, 2022
2011 Stock Plan:
Options and RSUs outstanding	25,057
2021 Equity Incentive Plan:
Options, RSUs and PRSUs outstanding	9,986
Shares reserved for future award issuances	50,477
2022 Inducement Plan:
Options and RSUs outstanding	3,509
Shares reserved for future award issuances	6,491
2021 Employee Stock Purchase Plan	8,698
Total shares of common stock reserved for issuance	104,218
2021 Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of the Company’s common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on May 15 and November 15 of each year, except for the first purchase period, which began upon the completion of the IPO in September 2021 and ended on May 13, 2022. The Company issued 510,093 shares under the ESPP in the nine months ended September 30, 2022, net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the US, with a weighted average purchase price of $13.76 and aggregate net proceeds of $7.0 million.
The ESPP also includes a reset provision for the purchase price if the fair market value of a share of the Company's common stock on the first day of any purchase period is less than or equal to the fair market value of a share of the Company's common stock on the first day of an ongoing offering. The reset provision under the ESPP was triggered on May 16, 2022, resulting in a new 24-month offering period that began on May 16, 2022. The reset is considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. The modification did not have a material effect on the Company's stock-based compensation expense during the nine months ended September 30, 2022.
During the three and nine months ended September 30, 2022, the Company recognized $2.2 million and $9.4 million of stock-based compensation expense related to the ESPP, respectively.
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

Valuation Assumption Inputs	Nine Months Ended September 30, 2022
Expected term (in years)	0.5 - 2.0
Stock price volatility	55.8% - 84.5%
Risk-free interest rate	1.54% - 2.58%
Dividend yield	—%
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
Fair value of underlying stock—The fair value of the Company's common stock underlying the ESPP is determined by the closing market price of its Class A common stock on the grant date, which was May 16, 2022.
Stock Options
Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant, have 10-year contractual terms, and vest over a four-year period.

Share Information:	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2021	1,348	$0.27	3.6	$35,020
Stock options granted	1,816	$13.61
Stock options exercised	(383)	$0.27
Stock options cancelled / forfeited / expired	—	$—
Balance as of September 30, 2022	2,781	$8.98	7.5	$12,260
Options vested and expected to vest as of September 30, 2022	2,781	$8.98	7.5	$12,260
Options exercisable as of September 30, 2022	965	$0.27	2.9	$12,260
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

The weighted-average grant date fair value of stock options granted was $8.26 per share during the three and nine months ended September 30, 2022.
Determination of Fair Value of Stock Options
The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires certain complex valuation assumption inputs such as expected term, expected stock price volatility, risk-free interest rate, and dividend yield. The following table summarizes the range of valuation assumptions used in estimating the fair value of stock options during the period:

Valuation Assumption Inputs	Nine Months Ended September 30, 2022
Expected term (in years)	6.1
Stock price volatility	65.0%
Risk-free interest rate	3.37%
Dividend yield	—%

Expected term—The expected term represents the period of time the stock options are expected to be outstanding, calculated using the simplified method which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company considers this appropriate as there is not sufficient historical information available to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
Stock price volatility—Since the Company's common stock lacks sufficient trading history, the stock price volatility over the expected term is estimated based on the average historical volatility of comparable companies with similar characteristics to those of the Company.
Risk-free interest rate—The risk-free interest rate is based on the yield of the U.S. Treasury debt securities commensurate with the expected term.
Dividend yield—Since the Company has never paid and has no intention to pay cash dividends on its common stock, the dividend yield is zero.
Fair value of underlying stock—The fair value of Company's common stock is determined by the closing market price of its Class A common stock on the grant date.

Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and vest over a four-year period.
RSU activity, which includes PRSUs, during the nine months ended September 30, 2022 is as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested, as of December 31, 2021	47,830	$14.47
Granted	12,048	$17.19
Vested	(21,568)	$8.88
Forfeited	(2,539)	$16.54
Unvested, as of September 30, 2022	35,771	$18.60
During the three and nine months ended September 30, 2022, total shares that vested were 2.6 million and 21.6 million, of which 1.0 million shares and 8.6 million shares were withheld for tax withholding requirements, respectively. On February 14, 2022, the final lock-up period following the IPO expired, and the Company issued an aggregate of 9.3 million shares of its common stock, net of shares withheld for taxes, as settlement of all RSUs that had met the time-based service condition. Total cash paid related to the withholding taxes on net share settlement of equity awards amounted to $13.4 million and $151.7 million during the three and nine months ended September 30, 2022, respectively.
Performance-Based Awards
In May 2019, the Board approved a grant of 166,390 shares of PRSUs to the Company’s CEO. The vesting of these PRSUs is contingent upon the satisfaction of certain milestones. The revenue-related milestone and the liquidity event condition were met prior to December 31, 2021. As of September 30, 2022, the time-based vesting was the only condition yet to be satisfied over the remaining requisite service period, and the number of shares to vest subject to this condition is insignificant.
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
The Company recognized stock-based compensation expense associated with PRSUs granted to the CEO of $7.1 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively; and $21.0 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. These expenses were recorded in general and administrative expenses in the condensed consolidated statements of operations.
Stock-Based Compensation
Total stock-based compensation expense recorded for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,772	$3,983	$5,212	$3,983
Research and development	10,318	36,823	26,446	36,823
Sales and marketing	16,635	40,465	44,204	40,465
General and administrative (1)	25,167	42,988	74,790	42,988
Stock-based compensation, net of amounts capitalized	53,892	124,259	150,652	124,259
Capitalized stock-based compensation	52	458	1,275	458
Total stock-based compensation expense	$53,944	$124,717	$151,927	$124,717
(1) General and administrative expense includes $14.1 million and $10.4 million of stock-based compensation expense associated with RSUs and PRSUs primarily granted to the CEO in September 2021 for the three months ended September 30, 2022 and 2021, respectively; and $41.8 million and $10.4 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	September 30, 2022
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$596,666	3.1
Stock options	14,702	3.9
ESPP	11,862	1.0
Total unrecognized stock-based compensation expense	$623,230
10.Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its redeemable convertible preferred stock, stock options and restricted stock units as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021, as their effect was antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(57,843)	$(107,415)	$(176,655)	$(117,259)
Accretion of redeemable convertible preferred stock	—	(2,264,838)	—	(2,646,662)
Net loss attributable to Class A and Class B common stockholders - basic and diluted	$(57,843)	$(2,372,253)	$(176,655)	$(2,763,921)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	286,697	95,930	283,258	83,860

Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(0.20)	$(24.72)	$(0.62)	$(32.96)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Three and Nine Months Ended September 30,
	2022	2021
RSUs and PRSUs	35,771	58,636
Stock options	2,781	1,682
ESPP	359	—
Total	38,911	60,318

11.Income Taxes
The Company's quarterly tax provision and estimates of its annual effective tax rate are estimates due to several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, discrete items (such as excess tax benefits from stock-based compensation) in the period offset with our valuation allowance. The provision for (benefit from) income taxes was $1.8 million and $(9.9) million for the three months ended September 30, 2022 and 2021, respectively; and $6.5 million and $(7.7) million for the nine months ended September 30, 2022 and 2021, respectively. The increase in the provision for income taxes in the three and nine months ended September 30, 2022 resulted primarily from a tax benefit of $11.7 million mostly from stock-based compensation expense recorded during the three and nine months ended September 30, 2021, in jurisdictions where we expect to realize a tax benefit. Additionally, the increase in the provision for income taxes is also attributable to higher tax expense from profitable foreign jurisdictions.
12.Geographic Information
The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$56,288	$41,961	$157,178	$113,668
Europe, Middle East and Africa	49,786	39,566	143,169	110,695
Asia Pacific	19,296	12,955	55,015	35,382
Other	3,390	2,132	9,467	5,797
Total revenue	$128,760	$96,614	$364,829	$265,542
The following table summarizes long-lived assets by geographic information (in thousands):

	September 30, 2022	December 31, 2021
North America	$21,364	$13,780
Europe, Middle East and Africa	4,358	578
Asia Pacific	26,480	9,015
Total long-lived assets	$52,202	$23,373

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
Our customer base and operations have scaled over time. Our revenue was $128.8 million and $96.6 million in the three months ended September 30, 2022 and 2021, respectively; and $364.8 million and $265.5 million in the nine months ended September 30, 2022 and 2021, respectively; representing year-over-year growth rate of 33% and 37%, respectively. We incurred operating losses of $58.3 million and $140.3 million for three months ended September 30, 2022 and 2021, respectively; and $172.8 million and $148.4 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Macroeconomic and Other Factors
The COVID-19 pandemic has already had an adverse effect on the global economy and its ultimate societal and economic impact still remains uncertain. We continue to operate in a combination of in-office and work-from-home environments. Additionally, inflation, significant volatility of global markets and geopolitical conflicts have also led to further economic disruption and,given the global scope of our business and the heightened volatility of global markets, expose us more to the risk of fluctuations in foreign currency markets.

Recently the United States Dollar has strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro and British Pound Sterling. We have approximately 26% of revenue exposure related to the Euro and British Pound Sterling. Based on the current fluctuations in foreign currency markets, we expect lower revenue growth compared to past results. If these conditions persist, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
Given our subscription-based business model, the effects of the macroeconomic conditions may not be fully reflected in our revenue until future periods. The ultimate impact on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which this will affect our business, productivity of our employees, future results of operations, and financial condition. See the section titled “Risk Factors” for further discussion of the challenges and risks we have encountered and could encounter related to these macroeconomic events and the pandemic.
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

	September 30,
	2022	2021	% Growth
Number of customers contributing more than $5,000 in annual recurring revenue	16,713	14,079	19%
Net dollar retention rate	107%	117%
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
We define non-GAAP net loss as GAAP net loss, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles and gain on sale of non-marketable equity investments, net of their related tax effects.
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP loss from operations and our GAAP net loss to our non-GAAP net loss for each of the periods presented (in thousands):

Non-GAAP Loss from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss from operations	$(58,288)	$(140,253)	$(172,764)	$(148,407)
Non-GAAP adjustments:
Stock-based compensation expense	53,892	124,259	150,652	124,259
Employer payroll taxes on employee stock transactions	994	13,379	1,309	13,379
Amortization of acquired intangibles	276	1,091	1,315	3,238
Non-GAAP loss from operations	$(3,126)	$(1,524)	$(19,488)	$(7,531)

Non-GAAP Net Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(57,843)	$(107,415)	$(176,655)	$(117,259)
Non-GAAP adjustments:
Stock-based compensation expense	53,892	124,259	150,652	124,259
Employer payroll taxes on employee stock transactions	994	13,379	1,309	13,379
Amortization of acquired intangibles	276	1,091	1,315	3,238
Gain on sale of non-marketable equity investments	—	(23,830)	—	(23,830)
Income tax adjustments	565	(11,555)	1,528	(11,555)
Non-GAAP net loss	$(2,116)	$(4,071)	$(21,851)	$(11,768)
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash (used in) provided by operating activities	$(4,223)	$(2,046)	$(9,692)	$6,616
Less:
Purchases of property and equipment	(1,907)	(1,270)	(5,288)	(4,056)
Capitalized internal-use software	(1,106)	(873)	(3,828)	(3,050)
Free cash flow	$(7,236)	$(4,189)	$(18,808)	$(490)
Net cash (used in) provided by investing activities	$(140,210)	$10,682	$(161,074)	$11,995
Net cash (used in) provided by financing activities	$(13,365)	$1,065,393	$(144,716)	$1,063,019

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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes related to U.S. states and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as stock-based compensation, and changes in our valuation allowance.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$128,760	$96,614	$364,829	$265,542
Cost of revenue(1)	24,179	22,236	70,616	57,632
Gross profit	104,581	74,378	294,213	207,910
Operating expenses:
Research and development(1)	35,871	57,087	100,885	91,377
Sales and marketing(1)	86,865	96,785	248,369	188,155
General and administrative(1)	40,133	60,759	117,723	76,785
Total operating expenses	162,869	214,631	466,977	356,317
Loss from operations	(58,288)	(140,253)	(172,764)	(148,407)
Interest and other income, net	2,249	22,923	2,609	23,428
Loss before income taxes	(56,039)	(117,330)	(170,155)	(124,979)
Provision for (benefit from) income taxes	1,804	(9,915)	6,500	(7,720)
Net loss	$(57,843)	$(107,415)	$(176,655)	$(117,259)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,772	$3,983	$5,212	$3,983
Research and development	10,318	36,823	26,446	36,823
Sales and marketing	16,635	40,465	44,204	40,465
General and administrative(2)	25,167	42,988	74,790	42,988
Total stock-based compensation expense	$53,892	$124,259	$150,652	$124,259
(2) General and administrative expense includes $14.1 million and $10.4 million of stock-based compensation expense associated with RSUs and PRSUs primarily granted to the CEO in September 2021 for three months ended September 30, 2022 and 2021, respectively; and $41.8 million and $10.4 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	19	23	19	22
Gross profit	81	77	81	78
Operating expense:
Research and development	28	59	28	34
Sales and marketing	67	100	68	71
General administrative	31	63	32	29
Total operating expenses	126	222	128	134
Loss from operations	(45)	(145)	(47)	(56)
Interest and other income, net	2	24	1	9
Loss before income taxes	(43)	(121)	(46)	(47)
Provision for (benefit from) income taxes	1	(10)	2	(3)
Net loss	(44)%	(111)%	(48)%	(44)%

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Subscription services	$125,508	$94,312	$31,196	33%
Professional services	3,252	2,302	950	41%
Total revenue	$128,760	$96,614	$32,146	33%
Revenue increased by $32.1 million, or 33%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This was primarily driven by increases in additional agents enabled by our customers under their account and sales of products to existing customers, as well as the addition of new customers. Our net dollar retention rate of 107% as of September 30, 2022 reflects the expansion within existing customers and the sale of additional products to these customers. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$24,179	$22,236	$1,943	9%
Gross Margin	81.2%	77.0%
Cost of revenue increased by $1.9 million, or 9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This was primarily due to increases of $2.1 million in third-party hosting costs, $1.0 million in personnel-related costs due to annual compensation adjustments and higher headcount, and $0.7 million in software license fees, partially offset by a decrease of $2.2 million in stock-based compensation expense, and $0.8 million in amortization of developed technology. Our gross margin increased to 81% for the three months ended September 30, 2022 from 77% in the same period of the prior year, as we increased our revenue and continue to realize benefits from economies of scale primarily related to our third-party hosting costs.
Operating Expenses

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$35,871	$57,087	$(21,216)	(37)%
Sales and marketing	86,865	96,785	(9,920)	(10)%
General and administrative	40,133	60,759	(20,626)	(34)%
Total operating expenses	$162,869	$214,631	$(51,762)	(24)%
The decrease in our operating expenses in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, was primarily driven by a decrease in stock-based compensation expense which we started recognizing upon the IPO, as a result of meeting the liquidity event condition for stock awards granted, partially offset by increases in personnel-related costs due to annual compensation adjustments and higher headcount to support the growth of our business.
Research and Development
Research and development expense decreased by $21.2 million, or 37%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This was primarily driven by decreases of $26.5 million in stock-based compensation expense, partially offset by increases of $3.7 million in personnel-related costs and $0.8 million in professional services fees.
Sales and Marketing
Sales and marketing expense decreased by $9.9 million, or 10%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This was primarily driven by decreases of $23.8 million in stock-based compensation expense partially offset by increases of $8.9 million in personnel-related costs, $1.4 million in professional services fees, $1.3 million in travel related expenses, $1.1 million in reseller commissions, and $1.0 million in software license fees.
General and Administrative
General and administrative expense decreased by $20.6 million, or 34%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This was primarily driven by decreases of $17.8 million in stock-based compensation expense, and $4.7 million in personnel-related costs, partially offset by an increase of $1.6 million in directors and officers insurance.
Interest and Other (Expense) Income, Net

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$4,607	$529	$4,078	771%
Other (expense) income, net	(2,358)	22,394	(24,752)	(111)%
Interest and other income, net	$2,249	$22,923	$(20,674)	(90)%
Interest and other income, net decreased $20.7 million or 90% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Other (expense) income, net decreased by $24.8 million was primarily due to a $23.8 million gain recognized on sale of non-marketable equity instruments during the three month period ended September 30, 2021, and $1.1 million unfavorable foreign exchange movement in the U.S.

dollar. The decrease is partially offset by an increase of $4.1 million interest income earned on higher balances maintained in our marketable securities portfolios.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$1,804	$(9,915)	$11,719	(118)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended September 30, 2022 and 2021, we recorded a provision for (benefit from) income taxes of $1.8 million and $(9.9) million on loss before taxes of $56.0 million and $117.3 million, respectively. The increase in provision for income taxes resulted primarily from a benefit of $11.7 million mostly from stock-based compensation expense recorded during the three months ended September 30, 2021 in jurisdictions where we expect to realize a tax benefit.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Subscription services	$355,298	$257,827	$97,471	38%
Professional services	9,531	7,715	1,816	24%
Total revenue	$364,829	$265,542	$99,287	37%
Revenue increased by $99.3 million, or 37%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This was primarily driven by increases in additional agents enabled by our customers under their account and sales of products to existing customers, as well as the addition of new customers. Our net dollar retention rate of 107% as of September 30, 2022 reflects the expansion within existing customers and the sale of additional products to these customers. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$70,616	$57,632	$12,984	23%
Gross Margin	80.6%	78.3%
Cost of revenue increased by $13.0 million, or 23%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This was primarily due to increases of $6.6 million in third-party hosting costs, $4.2 million in personnel-related costs due to annual compensation adjustments and higher headcount, $2.5 million in software license fees, $1.2 million in stock-based compensation expense, and $0.8 million in payment gateways fees, and $0.8 million in professional fees, partially offset by a $2.1 million decrease in cloud voice service costs and $1.9 million in amortization of developed technology. Our gross margin increased to 81% for the nine months ended September 30, 2022 from 78% in the same period of the prior year, as we increased our revenue and realized benefits from economies of scale primarily related to our third-party hosting costs.

Operating Expenses

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$100,885	$91,377	$9,508	10%
Sales and marketing	248,369	188,155	60,214	32%
General and administrative	117,723	76,785	40,938	53%
Total operating expenses	$466,977	$356,317	$110,660	31%
The increases in our operating expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, were primarily driven by personnel-related costs due to annual compensation adjustments and higher headcount to support the growth of our business, as well as changes in stock-based compensation expense.
Research and Development
Research and development expense increased by $9.5 million, or 10%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This was primarily driven by increases of $15.7 million in personnel-related costs, $2.3 million in professional services fees, and $0.8 million in third-party cloud infrastructure expenses to support the operations of our research and development programs, partially offset by a decrease of $10.4 million in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense increased by $60.2 million, or 32%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This was primarily driven by increases of $34.5 million in personnel-related costs, $3.7 million in stock-based compensation expense, $6.9 million in advertising, branding, and event costs, $4.4 million in travel related expenses for sales and marketing events, $3.3 million in software license fees, $3.1 million in reseller commissions and $2.7 million in professional services fees.
General and Administrative
General and administrative expense increased by $40.9 million, or 53%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This was primarily driven by increases of $31.8 million in stock-based compensation expense, $5.4 million in directors and officers insurance, $1.2 million in personnel-related costs, $0.4 million in travel related expenses, and $0.8 million in software license fees. General and administrative expense includes $41.8 million and $10.4 million of stock-based compensation expense associated with RSUs and PRSUs primarily granted to our CEO in September 2021 for the nine months ended September 30, 2022 and 2021, respectively.
Interest and Other Income, Net

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$7,522	$1,882	$5,640	300%
Other (expense) income, net	(4,913)	21,546	(26,459)	(123)%
Interest and other income, net	$2,609	$23,428	$(20,819)	(89)%
Interest and other income, net decreased $20.8 million or 89% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Other (expense) income, net decreased primarily due to a $23.8 million gain from the sale of non-marketable equity instruments and $1.0 million release of interest and penalty accrued for indirect taxes in the nine-month period ended September 30, 2021, $2.0 million unfavorable foreign exchange movement in the U.S. dollar. The decrease is partially offset by $5.6 million higher interest income earned on higher balances maintained in our marketable securities portfolios.
Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$6,500	$(7,720)	$14,220	(184)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended September 30, 2022 and 2021, we recorded provision for (benefit from) income taxes of $6.5 million and $(7.7) million on loss before taxes of $170.2 million and 125.0 million, respectively. The increase in tax expense resulted primarily from a benefit of $11.7 million mostly from stock-based compensation expense recorded during the nine months ended September 30, 2021 in jurisdictions where we expect to realize a tax benefit. Additionally, the increase in the provision for income taxes is also attributable to higher tax expense from profitable foreign jurisdictions.
Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $432.3 million and marketable securities of $719.2 million. Our marketable securities consist primarily of U.S. treasury securities, U.S. government agency securities, corporate debt securities, and mutual funds.
Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors. In September 2021, we completed our IPO that generated net proceeds of approximately $1.1 billion. As of September 30, 2022, we had an accumulated deficit of $3.4 billion. Our operating activities resulted in cash outflows of $9.7 million for the nine months ended September 30, 2022.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(9,692)	$6,616
Net cash (used in) provided by investing activities	(161,074)	11,995
Net cash (used in) provided by financing activities	(144,716)	1,063,019

Cash Flows from Operating Activities
Net cash used in operating activities of $9.7 million for the nine months ended September 30, 2022 reflects our net loss of $176.7 million, adjusted for non-cash items such as stock-based compensation of $150.7 million, amortization of deferred contract acquisition costs of $13.3 million, depreciation and amortization of $8.6 million, non-cash lease expense of $4.5 million, premium amortization of marketable securities of $0.6 million, and net cash outflows of $12.3 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were due to increases in operating assets of $19.6 million in deferred contract acquisition costs, $12.4 million in prepaid expenses and other assets, $5.3 million in accounts receivable, and a decrease in operating lease liabilities of $7.8 million; offset by increases in operating liabilities of $30.8 million in deferred revenue and $3.9 million in accrued and other liabilities.
Net cash provided by operating activities of $6.6 million for the nine months ended September 30, 2021 reflects our net loss of $117.3 million, adjusted for non-cash items such as stock-based compensation of $124.3 million, gain realized on sale of non-marketable equity investments of $23.8 million, deferred income taxes of $11.7 million, depreciation and amortization of $9.8 million, amortization of deferred contract acquisition costs of $9.1 million, and net cash inflows of $15.1 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were due to increases in operating liabilities of $39.0 million in deferred revenue and $18.5 million in accrued and other liabilities, partially offset by increases in operating assets of $17.0 million in deferred contract acquisition costs, $14.8 million in prepaid expenses and other assets, and $10.0 million in accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities of $161.1 million for the nine months ended September 30, 2022 consisted of $152.1 million in purchases of marketable securities, net of proceeds from maturities and sales, $5.3 million in purchases of property and equipment, and $3.8 million in capitalized internal-use software.
Net cash provided by investing activities of $12.0 million for the nine months ended September 30, 2021 consisted of $24.0 million in proceeds from the sale of non-marketable equity investments and $0.6 million in proceeds from the sale of property and equipment, partially offset by $5.4 million in purchases of marketable securities, net of proceeds from maturities and sales, $4.1 million in purchases of property and equipment, and $3.1 million in capitalized internal-use software.
Cash Flows from Financing Activities
Net cash used in financing activities of $144.7 million for the nine months ended September 30, 2022 primarily consisted of $151.7 million in payment of withholding taxes on net share settlement of equity awards; offset by $7.0 million in proceeds from issuance of common stock under our employee stock purchase plan, net of taxes withheld. The withholding taxes paid includes the taxes related to the settlement and release of all remaining RSUs subject to the terms of certain lock-up agreements with the underwriters of the IPO that expired in February 2022.
Net cash provided by financing activities for the nine months ended September 30, 2021 consisted primarily of $1.1 billion in proceeds from our IPO, net of underwriting discounts and offering expenses, partially offset by $5.5 million in payments for deferred offering costs.
Remaining Performance Obligations on Customer Contracts
We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms, and our multi-year contracts are invoiced annually. As of September 30, 2022, remaining performance obligations totaled $277.4 million, which comprised $191.0 million of deferred revenue and $86.4 million of unbilled amounts.

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
As of September 30, 2022, our estimated future contractual obligations totaled $143.1 million, of which $30.0 million and $113.1 million were operating lease commitments and other contractual obligations, respectively. See Note 7—Leases and Note 8—Commitments and Contingencies in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
There have been no changes to our critical accounting policies and estimates during the nine months ended September 30, 2022 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 23, 2022, except as below:
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
Based on a sensitivity analysis we performed as of September 30, 2022, the effect of a hypothetical 10% change in the relative value of the U.S. Dollar to other currencies would not have a material impact on the combined market value of cash, cash equivalents and marketable securities.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds, and commercial paper. We had cash and cash equivalents of $432.3 million and marketable securities of $719.2 million as of September 30, 2022. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of September 30, 2022, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash, cash equivalents and marketable securities.
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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
10.1†	2022 Inducement Plan and forms of agreements thereunder.	S-8	333-267201	4.2	August 31, 2022
10.2†	2022 Inducement Plan Form of Global RSU Grant Package.	S-8	333-267201	4.3	August 31, 2022
10.3†	2022 Inducement Plan Form of Global Stock Option Grant Package.	S-8	333-267201	4.4	August 31, 2022
10.4†	Offer Letter by and between Freshworks Inc. and Dennis Woodside dated August 15, 2022.					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
__________________

†    Indicates management contract or compensatory plan.

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

Freshworks Inc.

Date:	November 4, 2022	By:	/s/ Rathna Girish Mathrubootham
Rathna Girish Mathrubootham
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	November 4, 2022	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)