Form 10-K
period 2022-12-31
Freshworks Inc.
filed 2023-02-23
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $1.52 billion, based on the closing price of $13.15 per share for the registrant's Class A common stock as reported for such date by Nasdaq Global Select Market. Shares of the registrant's Class A and B common stocks held by each executive officer, director and holder of 5% or more of the outstanding shares of Class A and B common stocks have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 16, 2023, the number of shares of the registrant's Class A common stock outstanding was 166,060,677 and the number of shares of the registrant's Class B common stock outstanding was 124,172,260.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The 2023 Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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
•the effects of rising interest rates, foreign exchange rate volatility, global geopolitical uncertainties, and other macroeconomic factors beyond our control;
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
•Macroeconomic uncertainties, including inflationary pressures, supply chain disruptions, labor shortages, significant volatility in global markets, recession risks, and the COVID-19 pandemic have in the past and may continue to adversely affect our business, future results of operations, and financial condition, the effects of which remain uncertain.
•We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business.
•A substantial portion of our business and operations are located in India, and we are subject to regulatory, economic, social, and policy uncertainties in India. We are subject to various labor laws, regulations and standards. Those uncertainties and non-compliance with and changes in such laws may adversely affect our business, results of operations, and financial condition.
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
We provide businesses of all sizes with modern SaaS products that are designed with the user in mind. We started with Freshdesk, our customer experience (CX) product, and later expanded our offering to include Freshservice, our IT service management (ITSM) product. Next, we introduced Freshsales and Freshmarketer, our sales force and marketing automation solutions, and Freshchat, our messaging/chat product offering. Currently, more than 63,400 businesses use our software to delight their customers and employees.
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
Businesses from more than 170 countries around the world use Freshworks products to delight their customers and employees every day. As of December 31, 2022, over 50% of our annual recurring revenue (ARR) was from customers with more than 250 employees. We provide products across multiple markets in order to address the needs of businesses of all sizes that need to digitally transform to delight their customers and employees.
Our business has grown rapidly in recent periods as our customer base and operations have scaled. Our total revenue was $498.0 million, $371.0 million and $249.7 million in the years ended December 31, 2022, 2021 and 2020, respectively, representing year-over-year growth rates of 34% and 49%, respectively.
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
We have three go-to-market motions to attract customers:
•Inbound motion: Our inbound motion is the primary way we sell to organizations, regardless of the organization’s size or industry. We rely on efficient search marketing and word of mouth to encourage individual users or small teams within an organization to discover, try, and purchase our products. We drive potential customers to our website as the primary channel to learn about our solutions and we offer 21-day free trials of our products, giving potential customers flexibility to try before they buy.
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
•Partner ecosystem: Our growing partner ecosystem enriches our offerings, scales our geographic coverage, and helps us reach a broader audience than we would be able to reach on our own, thus amplifying our go-to-market investments. Our partner ecosystem consists of channel partners, independent software vendors (ISV) partners and marketplace partners, including developers.
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
For customer facing teams, we offer our CX family of products, including Freshchat, Freshdesk Support Desk, Freshdesk Omnichannel Suite, Freshdesk Contact Center, and Freshdesk Customer Success. These products allow businesses to delight their customers across touchpoints, streamline customer conversations, and automate repetitive tasks.
For employee facing teams, our ITSM product, Freshservice, provides both the intelligence and automation businesses need to give employees the “consumer” like experience they now expect. We also offer additional products, including management of HR and non-IT departments. These products and capabilities are relatively nascent, but we believe they provide evidence of our continued focus on innovation and will be growth opportunities for Freshworks in the future.
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

Freshworks Products Overview

Customer Relationship Management (CRM) Product Offerings
Freshworks has a unified CRM platform that encompasses Conversational Support, Sales and Marketing.
Customer Experience (CX) Product Offerings
The main product line of our CX offerings is Freshdesk. It is a multi-product offering that includes all capabilities that customers expect in an "omni-channel" offering, including:
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
•Freshdesk Omnichannel Suite. Freshdesk Omnichannel Suite, an integrated suite of Freshdesk Support Desk, Freshchat, and Freshdesk Contact Center solutions, delivers a single, unified customer experience that moves with the customer across multiple support channels. Customer experience agents that use Freshdesk Omnichannel Suite are able to engage and track customers across digital and traditional channels to provide a superior customer experience to delight customers.
•Freshdesk Customer Success. Freshdesk Customer Success helps customer success managers at B2B subscription companies proactively manage their customers to increase customer retention and delight.
Messaging/Chat Product Offerings
•Freshchat. Freshchat provides agents with a modern conversational user interface to proactively engage with their customers across web, mobile, and social messaging applications. Our Freshchat bot technology allows businesses to provide self service to customers by automating commonly performed transactions and providing answers to frequently asked questions. Freshchat is also commonly included as part of the complete CRM and CX offerings noted above.

Sales and Marketing Product Offerings
The products for our Sales and Marketing offering are Freshsales, which businesses use for sales force automation, and Freshmarketer, which businesses use for marketing automation. We also offer Freshsales Suite that includes the best of sales force and marketing automation with a unified customer record so businesses can better market and sell to each customer.
•Freshsales. Freshsales enables increased seller productivity by providing a multi-tiered approach to automating sales workflow and processes (including emails, telephony, appointments tasks and other information) all within a salesperson’s personalized activity dashboard. Freshsales also provides configure-price-quote functionality to quickly create quotes and AI-driven pipeline management to help salespeople predict deals performance and make smarter decisions to accelerate the sales cycle. Freshsales has the capability to provide out-of-the-box dashboards, real-time insights and the ability to create customer reports and metrics to measure efficiency.
•Freshmarketer. Freshmarketer allows businesses to proactively drive stronger lead generation and conversion through delivery of personalized campaigns with specific target audiences, use of lead generation bots to provide relevant and valuable content to potential customers, and better targeting of the right audiences to improve conversion opportunities. Freshmarketer also allows businesses to drive acquisition, nurturing, or retention initiatives by enabling them to build and automate multi-channel marketing journeys for different audience segments and to run conversion optimization processes for increased website performance.
•Freshsales Suite. Freshsales Suite, an integrated suite of Freshsales and Freshmarketer solutions, delivers a single unified sales and marketing solution that allows businesses to engage and track customers across their buying journey. Freshsales Suite includes a unified customer record for better engagement across each customer touchpoint.
IT Service Management (ITSM) Product Offerings
The main product of our ITSM offering is Freshservice, which helps IT organizations ensure the allocation and availability of technology throughout the company. Freshservice capabilities increase employee productivity and job satisfaction so that each employee can best contribute to desired business outcomes. Freshservice is an all-in-one, intuitive service management solution that integrates several traditionally disparate technologies, such as IT Service Management, IT Operations Management, IT Asset Management, Project & Portfolio Management, and Enterprise Service Management, into a single unified solution.
•Freshservice enables organizations to use its AI-powered service management capabilities to streamline IT service delivery, including unified incident management for holistic handling of incidents, knowledge management and change management. Freshservice supports employee productivity by enabling internal teams to onboard new employees into an organization quickly and with Freshservice's multi-channel approach for self-service, employees are able to interact with service desks across departments using their channel of choice. Freshservice also offers various efficiency capabilities such as asset management tools for the efficient utilization of assets, integrated project management for collaboration and efficiency across an organization, integrated alert management for timely resolution of service-impacting incidents, powerful dashboards and reporting functionality for greater insights to improve service delivery and virtual agent capabilities that gives employees the option to use self-service with chatbots to rapidly resolve employee service requests. Recent additions are service-aware IT Operations capabilities, that automates the processing of large amounts of machine-based system monitoring data and automating response and resolution to service disruptions.
•Freshservice for Business Teams is a new offering introduced in late 2022 that enables business teams outside of IT to benefit from service management and workflow automation. Non-IT departments such as HR, Finance, Facilities, and Legal, all grapple with a high volume of employee requests that can be easily managed through service management principles. Freshservice for Business Teams enables admins in each non-IT department to manage those requests through their own interface that is tailored for the needs of their individual department.
Additional Products
We also periodically experiment with offering free tools which, if they gain traction, will get integrated into one of our main products. For example, we introduced Freshping, which gives businesses the capabilities to monitor their website’s availability and get multichannel alerts if their website goes down, and Freshstatus, which allows businesses to create a custom branded website status page for internal or external viewing to communicate website uptime and availability. Most recently, we introduced Freshsurvey, a free tool built entirely on the Neo platform that makes it easy to measure NPS and other satisfaction metrics directly within Freshworks products.

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
Key components of our Neo platform include a developer platform, enterprise services, foundational services, and the Freshworks Marketplace:
•Our developer platform enables businesses and developer partners to build, deploy and run feature-rich apps using product APIs, webhooks, and the Freshworks low code serverless application stack. The platform enables businesses to extend the Freshworks products to serve their specific needs and integrate easily into their existing applications and, in turn, daily workflows.
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
•The marketplace includes private and public apps to integrate Freshworks products with their existing ecosystem. The ecosystem of apps and integrations easily extends, enhances, and customizes the capabilities of Freshworks products. Users of any Freshworks product can install from over 1,100 free and paid applications across a wide range of categories, including agent productivity, e-commerce, bots, Sales and Marketing, reporting and analytics.
Technology
Freshworks products are cloud-native SaaS systems that are based on modern, proven technologies—Ruby on Rails, Java, and MySQL. Leveraging these and other open source technologies, our systems are built to operate as independent ‘pods’ of compute, storage, and database infrastructure. Our products are hosted in AWS regions in the United States, EU, India, and Australia.
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
•Security: We are ISO 27001 certified and SOC 2 Type 2 certified. Our cybersecurity program is based on the concept of defense-in-depth and focuses on securing data at every layer. Our security posture is maintained by utilizing both enterprise best-of-breed technologies and customized open-source solutions to identify, detect, and prevent cybersecurity threats, as well as 24x7 monitoring for malicious activity. It encompasses product security, security architecture and engineering, cloud security, penetration testing, third-party risk management and customer support. Our production network and systems are accessible only to authorized Freshworks personnel.
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
Sales and Marketing
The foundation of our go-to-market strategy is a highly efficient inbound motion driven by PLG, as well as paid campaigns and search engine optimized (SEO) content marketing and listings across peer review sites to drive organic traffic. Leads are ushered into a trial where they experience in-app cues and functionality that prompts conversion to paying customers. We layer in both an outbound sales and marketing motion, as well as a partner-led sales distribution strategy to increase success across the breadth of our market opportunity. We have continually increased investments in our outbound sales and marketing efforts globally. Our sales teams are organized by customer size, targeting SMBs with a highly efficient, cost-effective sales organization based in Chennai, in region sales teams focused on our larger customers, and partner-selling teams supporting our partners in other geographies.
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
Competition
The markets in which we operate are highly competitive. A significant number of companies have developed or are developing products and services that currently, or in the future may, compete with some or all of our offerings. Many of these services do not offer complete solutions—often they provide a feature comparable to a component of our platform (e.g., only customer experience management, only IT service management, only Sales and Marketing). Within CX, we primarily face competition from CX suites, such as Salesforce, Zendesk, and Zoho, legacy vendors, such as Oracle and SAP, and pure-play vendors. Within ITSM, we primarily face competition from traditional vendors, such as ServiceNow, BMC, Ivanti/Cherwell, and modern pure-play vendors, such as Atlassian. Within Sales and Marketing, we primarily face competition from full-featured vendors, such as Salesforce, HubSpot, and Microsoft Dynamics, legacy vendors, such as Oracle, SAP, and Sage, and pure-play vendors.
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
As of December 31, 2022, we had twelve issued U.S. patents that expire between 2037 and 2040, and nine pending patent applications. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. We have registered trademark rights in “Freshworks,” our logos and multiple product names in the United States and targeted foreign jurisdictions. We also have registered domain names for websites that we use in our business, such as freshworks.com and similar variations.
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

Our Culture and Employees
As of December 31, 2022, our human capital resources were comprised of approximately 5,400 employees in offices in North America, Europe, and Asia-Pacific. The majority of our workforce, approximately 4,580 employees, is based in India, where most of engineering, product design, sales and marketing, customer support, and general and administrative personnel are located. Our company headquarters are based in San Mateo, California, where most of our executives are located, and our other global offices are primarily focused on regional sales and marketing activities. We consider our relations with employees in each geography to be good, and we have not experienced any work stoppages.
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
Full-spectrum diversity, equity, and inclusion are key priorities for us. The Freshworks Inclusion Board oversees diversity, equity, and inclusion initiatives. Freshworks Women 360 is our employee resource group focused on career growth, mentorship, and professional development for women at Freshworks. Additionally, we have publicly joined Pledge for Equality, stating our commitment that 40% of the Freshworks global workforce will be women. Women represented approximately 35% of our global workforce as of December 31, 2022.
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $232.1 million and $192.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $3.5 billion. We do not expect to be profitable in the near future, and while we achieved profitability for one quarter in 2020, we cannot assure you that we will achieve profitability again in the future or that, if we do become profitable, we will sustain profitability. Any failure by us to achieve and sustain profitability could cause the value of our Class A common stock to decline. These losses reflect, among other things, the significant investments we made to develop and commercialize our products, serve our existing customers, and broaden our customer base.
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
We have experienced rapid growth in recent periods. Even if our revenue continues to increase, our growth rate has in certain periods declined and we expect that our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Our growth may continue to be impacted by macroeconomic factors beyond our control, including, but not limited to rising interest rates, foreign exchange rate volatility, COVID-19 pandemic related factors, global geopolitical uncertainties, and supply-chain issues. Further, as we operate in a rapidly changing industry, widespread acceptance and use of our products are critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
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
•acquisitions or strategic investments; and
•general administration, including legal and accounting expenses associated with being a public company.
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
We have been growing rapidly in recent periods and, as a result, have a relatively short history operating our business at its current scale. The growth and expansion of our business and products may place a significant strain on our management and our operational and financial resources. As we grow and expand, we will need to continue to successfully manage a variety of relationships with partners, customers, and other third parties. We must continue to improve and expand our information technology (IT) and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.
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
We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in evolving industries. In addition, our future growth rate is subject to a number of uncertainties, such as general economic and market conditions. In particular, we have limited experience operating our business at its current scale under economic conditions characterized by high inflation or in recessionary or uncertain economic environments. If general economic and market conditions diminish the rate of global IT spending, small and mid-sized businesses (SMBs) that are our target customers may cease to operate, which could adversely affect demand for our products. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, results of operations, and financial condition would suffer.
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
Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our key business metrics are not accurate representations of our business, if we discover material inaccuracies with respect to these figures, or if investors perceive there to be inaccuracies, our stock price could decline, we may be, and currently are, subject to stockholder litigation, our reputation may be significantly harmed, and our business, results of operations, and financial condition could be materially adversely affected.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the year ended December 31, 2022, we increased our operating expenses to $635.6 million as compared to $497.8 million for the year ended December 31, 2021, while continuing to generate a net loss of $232.1 million in the year ended December 31, 2022. We expect that we will continue to operate at a loss, and our profitability may be lower than it would be if our strategy were to maximize near-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
•declines or increases in the values of foreign currencies, primarily the Indian Rupee, British Pound, and Euro, relative to the U.S. dollar;
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
•adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs; and
•general economic conditions in either domestic or international markets, including inflationary pressures and geopolitical uncertainty and instability and their effects on software spending.

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
To increase our revenue and achieve profitability, we must increase our customer base through various methods, including, but not limited to, adding new customers, converting customers using our free trial versions into paying customers, and expanding usage across our existing customers' organizations. We encourage customers on our free trial version to upgrade to paid subscription plans and customers on our base level paid plans to upgrade to plans with more features and to incorporate add-ons. Additionally, we seek to expand within organizations by having organizations add new users, upgrade their plans, or expand their use of our products into other departments within the organization. While we have experienced significant growth in the number of customers on our products, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert customers using our free trial versions into paying customers, expand usage within organizations, and sell subscriptions to our products, including but not limited to, our failure to attract, retain, and effectively train and motivate new sales and marketing personnel, develop or expand relationships with our partners, compete effectively against alternative products or services, successfully deploy new features and integrations, provide a quality customer experience and customer support, or ensure the effectiveness of our marketing programs.
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
Our business is subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire. In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional users to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same or upgraded level of subscription plan. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions, inflation, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more users, or if we fail to upgrade trial customers to our paid subscription plans, or expand the adoption of our products within and across organizations, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. We have also experienced and may experience in the future a reduction in renewal rates and increased churn rates, particularly within our SMB customers, many of whom are on month-to-month subscriptions, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. If we fail to predict customer demands or fail to attract new customers and maintain and expand new and existing customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
Macroeconomic uncertainties, including inflationary pressures, supply chain disruptions, labor shortages, significant volatility in global markets, recession risks, and the COVID-19 pandemic have in the past and may continue to adversely affect our business, future results of operations, and financial condition, the effects of which remain uncertain.
Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, supply chain disruptions, labor shortages, as well as recession risks, which may continue for an extended period and which could result in decreased business spending by our customers and prospective customers and business partners and third-party business partners, reduced demand for our products, lower renewal rates by our customers, longer or delayed sales cycles, including customers and prospective customers delaying contracts, entering into new subscriptions, renewing existing subscriptions, or reducing budgets related to the products that we offer, all of which could have an adverse impact on our business operations and financial condition.
In addition, the mitigation measures we have taken in responses to the COVID-19 pandemic have represented a significant disruption in how we operate our business, including a loss of productivity both in the United States and in India, where we have significant operations. The operations of our partners, vendors, and customers have likewise been disrupted. While our offices are now reopened, many of our employees who were hired remotely during the pandemic continue to work remotely and others are working on a hybrid basis. We do not currently have visibility on whether we may return to normal operations of having everyone work in office on a full-time basis. Our efforts to keep our offices open safely may not be successful and could expose our employees to health risks. If there are further waves or variants of the virus, we may need to further modify our business practices in a manner that may impact our business. If our employees are not able to perform their job duties due to illness or are unable to perform them as efficiently at home for an extended period of time, we may not be able to deliver on our business priorities, and we may experience an overall lower productivity of our workforce.
The COVID-19 pandemic has already had an adverse effect on the global economy and our business. Actual and potential impacts include:
•an increase in certain prospective and current customers seeking lower prices or other more favorable contract terms and changes in the way we interact with our customers and prospective customers;
•the ability of our direct sales force to travel to customers and potential customers has been limited and we have altered, postponed, or canceled planned customer, employee, and industry events or shifted them to a virtual only format, and we may continue to do so;
•overall lower productivity of our workforce;
•slowdowns in the businesses of our existing and potential customers, which in turn could reduce the value or duration of subscriptions, negatively affect our collections of accounts receivable, reduce spending from our customers, cause some of our customers to go out of business, and increase contraction or attrition rates of our customers, all of which could adversely affect our business, results of operations, and financial condition; and

•extreme volatility in financial and other capital markets as a result of concerns over the economic impact of the COVID-19 pandemic, which have in the past and may in the future adversely affect our stock price and our ability to access capital markets.
We continue to monitor the impact of the COVID-19 pandemic and there may be additional costs or impacts to our business and operations, including in connection with returning to our offices, if we return to normal operations of having everyone work in office on a full-time basis. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business. The potential long-term impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains uncertain. Accordingly, it remains difficult for us to predict the duration and extent to which this will affect our business, including productivity of our employees in the United States and in India, future results of operations, and financial condition at this time.
To the extent that macroeconomic uncertainties and the COVID-19 pandemic continue to harm our business, many of the other risks described in these risk factors may be exacerbated including but not limited to, those relating to our ability to increase sales to existing and new customers, develop and deploy new offerings and applications and maintain effective marketing and sales capabilities.
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
Many of our current and potential competitors may have longer operating histories, greater brand name recognition, stronger and more extensive partner relationships, significantly greater financial, technical, marketing, and other resources, lower labor and development costs, and larger customer bases than we do. These competitors may invest and engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies that will allow them to build larger customer bases than we have. Our competitors may also offer their products and services at a lower price, or may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers.
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
The failure to attract and retain additional qualified personnel or to maintain our company culture could harm our business and culture and prevent us from executing our business strategy and growth plans.
Our success depends largely upon the continued services and performance of our senior management and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. The loss of key personnel may cause disruptions in, and harm to, our operations and have an adverse effect on our ability to grow our business and our results of operations and financial condition.
In addition, to execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers, sales personnel, and other key personnel in our industry and in the San Francisco Bay Area, where our headquarters is located, in India where our engineering, product, and inside sales resources are concentrated, and in other locations where we maintain offices, is intense. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our equity awards, or by other compensation arrangements, may not be as effective as in the past.
Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, to remain competitive in India, we must maintain our reputation as a premier employer in India, including by providing competitive wages and benefits. Our recruiting efforts may also be limited by laws and regulations, such as restrictive immigration laws, and restrictions on travel or availability of visas. Furthermore, any actual or perceived decline in the value of our equity awards as a result of volatility in our stock price could harm our hiring and retention efforts. If we do not succeed in attracting highly qualified personnel or retaining or motivating existing personnel, we may be unable to support our continued growth.
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to develop the infrastructure to support our growth, we will need to maintain our culture among a larger number of employees dispersed in various geographic regions, including those who may be working remotely outside of an office environment. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel.
If our sites, networks, and systems, or those of third parties upon which we rely, are or were to experience security incidents or breaches affecting our confidential information or the confidential information of our users, customers, or other third parties, we could experience damage to our reputation and brand, and material harm to our business and results of operations.

We collect, receive, access, store, process, generate, use, transfer, disclose, share, make accessible, protect, secure, and dispose of (collectively, Process or Processing) a large amount of information from our users, customers, and our own employees, including personally identifiable and other sensitive and confidential information necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. We rely on IT networks and systems (some of which are managed or operated by third-party service providers) to Process such data, and this data is often accessed through transmissions over public and private networks, including the internet. These IT networks and systems, and the Processing they perform, may be susceptible to damage, disruptions, or shutdowns, software or hardware vulnerabilities, security incidents, ransomware attacks, social engineering attacks (including phishing), supply-chain attacks, failures during the process of upgrading or replacing software, databases, or components, power outages, fires, natural disasters, hardware failures, computer viruses (such as worms, spyware, or other malware), denial-of-service attacks, credential harvesting or stuffing, attacks by computer hackers, telecommunication failures, user errors (including non-employees who may have authorized access to our networks), user malfeasance, or catastrophic events. We and our third-party service providers are also subject to system malfunctions, natural disasters, public health epidemics (such as the COVID-19 pandemic), war or military conflicts (such as the conflict between Russia and Ukraine), telecommunication and electrical failures. While we have implemented security measures, technical controls, and contractual precautions designed to identify, detect, and prevent unauthorized Processing of our data, our security measures, as well as those of our third-party service providers, could fail or may be insufficient, resulting in the unauthorized access to or the disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. Ransomware attacks in particular are becoming increasingly prevalent and severe. To alleviate the potential financial, operational, and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Any such security breach, material disruption of, or damage to, our operational systems, physical facilities, or Processing activities, or the systems of our third-party partners, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our offerings, disrupt business operations, result in the exfiltration of proprietary data, including source code, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement and indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations (e.g. to implement specified security measures), and adversely affect our business, financial condition, and results of operations.
Despite our efforts to maintain the security, privacy, integrity, confidentiality, availability, and authenticity of our Processing, information, and IT networks and systems, we or our third-party vendors may not be able to anticipate or implement effective preventive and remedial measures against all data security and privacy threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. For example, we and our third-party providers have been and may in the future be compromised by the aforementioned or similar threats, and result in unauthorized, unlawful, or accidental Processing of our information, or vulnerabilities in the products or systems upon which we rely. The risk of unauthorized circumvention of our security measures or those of our third-party providers, customers, and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures to protect against them. Our applications, systems, networks, software, and physical facilities could have material vulnerabilities, be breached, or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or usernames and/or passwords, or otherwise compromise the security of our networks, systems, and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, and/or physical facilities utilized by our vendors.
If any of these breaches of security or other incidents should occur, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss or ensure that we are able to recover promptly any data rendered inaccessible. Additionally, if any of these breaches of security or other incidents occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches or incidents, and we could be exposed to risk of loss, litigation, or regulatory action, and other potential liability. Actual or perceived security breaches or attacks on our systems or those of our third-party service providers may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants and may require notification under applicable data privacy regulations or contractual obligations, or for customer relations or publicity purposes, which could result in additional reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees, and expenses. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We continue to devote significant resources to protect against security breaches or other incidents, and we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected customers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.
Actual or anticipated security breaches, including a breach of the systems or networks of our third-party providers, could compromise our systems or networks, creating system outages, disruptions or slowdowns and exploiting security vulnerabilities of our networks. In addition, the information stored on our network, or the networks of our third-party providers could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. A breach of the security measures of one of our third-party providers could result in the destruction, modification or exfiltration of confidential corporate information or other data that may provide additional avenues of attack. These breaches, such as the incident in April 2021 in which one of our third-party vendors, Codecov, discovered instances of unauthorized access to its software, whereby a threat actor was able to cause such software to be modified allowing for the export of information of Codecov customers stored in continuous integration environments, or any perceived breach, of our systems or networks or the systems or networks of our third-party providers, whether or not any such breach is due to a vulnerability in our platform, may also undermine confidence in us or our industry and result in damage to our reputation, negative publicity, loss of users, partners and sales, increased remediation costs, and costly litigation or regulatory fines. The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or incident, or related regulatory actions or litigation, which could have an adverse effect on our business. We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage, and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss (including, for example, as a result of the payment of ransomware) or that our insurance premiums will not increase as a result of any claims. Our risks are likely to increase as we continue to expand, grow our customer base, and Process increasingly large amounts of proprietary and sensitive data.
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
We rely on third parties maintaining open digital marketplaces to distribute our mobile applications for our Freshdesk (Freshdesk Omnichannel Suite, Freshdesk Support Desk, Freshdesk Contact Center, Freshdesk Customer Success), Freshservice, Freshsales, Freshmarketer, Freshsales Suite, and Freshteam products. If such third parties interfere with the distribution of our mobile applications, our business would be adversely affected.
We rely on third parties maintaining open digital marketplaces, including the Apple App Store and Google Play, which make our mobile applications for our Freshdesk (Freshdesk Omnichannel Suite, Freshdesk Support Desk, Freshdesk Contact Center, Freshdesk Customer Success), Freshservice, Freshsales, Freshmarketer, Freshsales Suite, and Freshteam products available for download. We cannot assure you that the marketplaces through which we distribute these mobile applications will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We are also dependent on these third-party marketplaces to enable us and our users to timely update these mobile applications, and to incorporate new features, integrations, and capabilities.
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
Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers may require considerable time to evaluate and test our products prior to making a purchase decision. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our products, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Our typical sales cycle for mid-market and enterprise customers is approximately 90 days, as compared to 30 days for SMB customers. Moreover, large customers are often more demanding than other customers and begin to deploy our products on a limited basis but nevertheless require implementation services and negotiate pricing discounts or other onerous terms, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment, which can affect our roadmaps and deliverables. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations may be affected.
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
While we have historically transacted in U.S. dollars with our customers and vendors, we have transacted in some foreign currencies with such parties and for our payroll in those foreign jurisdictions where we have operations, and expect to continue to transact in more foreign currencies in the future. We actively manage the exposure of our foreign currency risk pursuant to our foreign currency risk management policy, however these efforts may not be successful.
Fluctuations in the value of foreign currencies relative to the U.S. dollar, have in the past and may in the future continue to adversely affect our revenue, operating expenses and results of operations due to transactional and translational remeasurement that is reflected in our earnings. Specifically, our results of operations and cash flows are subject to currency fluctuations primarily in the Indian Rupee, British Pound and Euro against the U.S. dollar. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. Also, fluctuations in the values of foreign currencies relative to the U.S. dollar could make it more difficult to detect underlying trends in our business and results of operations. Additionally, global events as well as geopolitical developments, including Russia’s recent invasion of Ukraine, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Beginning in January 2023, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian Rupee. Our hedging program is designed to reduce, but does not eliminate, the risk that our earnings and cash flows may be adversely affected by changes in exchange rates. We may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant.
We Process business and personal information of our customers, suppliers, partners, consultants, leads and employees worldwide, which subjects us to stringent and changing laws, regulations, industry standards, information security policies, self-regulatory schemes, contractual obligations, and other legal obligations related to data Processing, protection, privacy, and security, and our actual or perceived failure to comply with such obligations could harm our business, financial condition, results of operations, and prospects and could expose us to liability.
As a regular part of our business, we Process business and personal information belonging to our users, customers, suppliers, partners, consultants, leads and employees. Our handling of such information is subject to numerous federal, state, local, and foreign laws, orders, codes, regulations, and regulatory guidance regarding privacy, data protection, information security, and the Processing of personal information (collectively, Data Protection Laws), the number and scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules, laws, or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws, and we cannot yet determine the impact such future Data Protection Laws may have on our business.
We are also subject to the terms of our internal and external privacy and security policies, codes, representations, certifications, industry standards, publications, and frameworks and obligations to third parties related to privacy, data protection, and information security (collectively, Data Protection Obligations). The requirements or obligations of the regulatory framework for privacy, information security, data protection, and data Processing worldwide is, and is likely to remain, uncertain for the foreseeable future and any significant change in Data Protection Laws or Data Protection Obligations could increase our costs and could require us to modify our products or operations, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our users and customers voluntarily share, or may limit our ability to store and Process customer data and operate our business.
In the United States, Data Protection Laws are also becoming increasingly common at both the federal and state level and a range of enforcement agencies exist that can enforce these laws and regulations. These laws and regulations may apply to our activities, including, for example, state data breach notification laws, state personal data information privacy laws, other similar laws (e.g., wiretapping laws), and federal and state consumer protection laws. For example, California enacted the California Consumer Privacy Act of 2018 (CCPA), which affords consumers expanded privacy protections as of January 1, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act (CPRA), will expand the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. The potential effects of this legislation are far reaching and may require us to modify our data Processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA, as amended by the CPRA, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. Similar laws have been proposed or enacted in other states and at the federal level. For example, Virginia enacted the Consumer Data Protection Act effective January 1, 2023, Colorado recently passed the Colorado Privacy Rights Act, effective July 1, 2023, Connecticut passed the Connecticut Data Privacy Act, effective July 1, 2023, and Utah recently passed the Utah Consumer Privacy Act, effective December 31, 2023. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements.
Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. There are a number of legislative proposals in the United States, at both the federal and state level, and in the European Union (EU) and more globally, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that future laws, regulations, and standards may have on our business. Additionally, under various Data Protection Laws and other obligations, we may be required to obtain certain consents to process personal data and our inability or failure to do so could result in adverse consequences, including litigation. For example, we make use of, and include in our offerings to customers, certain chat bot technologies. Although we have not faced any litigation related to the use of such technologies, they have been the subject of increasing litigation in which plaintiffs allege wiretapping violations associated with the use of these technologies.
Data Protection Laws in Europe also have laws and regulations which apply more broadly to the collection, use, storage, disclosure, security, transfer, and other Processing of various types of data, including data that identifies or may be used to identify an individual. For example, we are subject to the EU General Data Protection Regulation (EU GDPR), the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR), and other EU member state implementing legislation includes stringent operational requirements for the use of personal data. Under the EU GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher) for major violations and up to the greater of £17.5m or up to 4% of annual global revenues in respect of the UK GDPR. In addition to the foregoing, a breach of the EU GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our Processing of our data, enforcement notices, assessment notices (for a compulsory audit), and/or other corrective action, such as class action brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests. We cannot be certain how EU regulators will interpret or enforce many aspects of the EU GDPR or UK GDPR, and some regulators may do so in an inconsistent manner, making such a prediction even more difficult. EU member states may introduce further conditions and safeguards, which could limit our ability to Process European data, or could cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.
European Data Protection Laws, including the EU GDPR and UK GDPR, also generally prohibit the transfer of personal data from Europe, including the European Economic Area (EEA), the UK, and Switzerland, to the United States and most other countries unless the parties to the transfer have established a legal basis for the transfer and implemented specific safeguards to protect the transferred personal data. Other jurisdictions may adopt similarly stringent interpretations of their cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EU and UK to the United States, such as standard contractual clauses and related addendums, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EU, UK, or other jurisdictions to the United States, we could face significant consequences, including restricting our operations or relocating part of or all of our business to other jurisdictions and increased exposure to regulatory actions, substantial fines, and injunctions against Processing or transferring personal data. Some European regulators have prevented companies from transferring personal data out of Europe.
In addition to Europe, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and Processing of data or similar requirements that could increase the cost and complexity of delivering our products, particularly as we further expand our operations internationally. Some of these laws, such as the General Data Protection Law in Brazil or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia and China, would potentially impose more stringent obligations, including data localization requirements. Should such a framework be adopted, our ability to Process business and personal information belonging to our users and customers may be further restricted.
Any failure or perceived failure by us to comply with applicable Data Protection Laws or any of our Data Protection Obligations may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us. If we are unable to develop and offer products or internal processes that meet legal requirements or help our users and customers meet their obligations under the Data Protection Laws, or if we violate or are perceived to violate any Data Protection Laws, we may cause our customers to lose trust in us and experience reduced demand for our products, harm to our reputation, and become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business. Given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions. Further, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.
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
In order to contain the spread of the COVID-19 pandemic, the Government of India implemented a variety of restrictive measures in 2020 and 2021, including nationwide and regional lockdowns, curfews and travel restrictions. These restrictive measures led to us having a large number of our employees work remotely, which has resulted in a loss in productivity for our Indian employees. There is no assurance that employee productivity will improve or that we will be able to comply with any future measures on a timely and cost-effective basis. Any uncertainties regarding the imposition of new restrictive measures related to the COVID-19 pandemic could adversely affect business and economic conditions in India generally and our business and prospects.
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
Our wage costs in India have historically been significantly lower than wage costs in the United States and the EU for comparably skilled professionals, and this has been one of our competitive advantages. However, wage increases in India due to legislation or other factors may prevent us from sustaining this competitive advantage and may negatively affect our financial performance. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to increase the efficiency and productivity of our employees over the long term, wage increases may negatively affect our financial performance.

For instance, in September 2020, the Government of India passed new legislation relating to social security and wages called the Code for Social Security, 2020 (the Social Security Code). The provisions of the Social Security Code are yet to be fully effective, as the rules issued under the Social Security Code have not yet been notified. The Social Security Code will impact overall employee expenses which, in turn, could impact our profitability. The Social Security Code includes the novel concept of deemed remuneration, such that where an employee receives more than half (or such other percentage as may be notified by the Government of India) of such employee’s total remuneration in the form of allowances, and other amounts that are not included within the definition of wages under the Social Security Code, the excess amount received shall be deemed as remuneration and accordingly added to wages for the purposes of the Social Security Code, and the compulsory contribution made towards the employees’ provident fund. Further, the Social Security Code has introduced the concept of workers outside the traditional employer-employee work-arrangements (including in online and digital platform), such as “gig workers” and “platform workers,” and provides for the mandatory registration of such workers in order to enable these workers to avail themselves to the benefits of, among others, life and disability insurance coverage, health and maternity benefits and old age protection. As a consequence, the Social Security Code could increase the financial burden on the employer and could impact profitability.
Further, the Government of India has notified three other labor codes, namely, the Code on Wages 2019, Industrial Relations Code 2020, and Occupational Safety, Health & Working Condition Code 2020, which are yet to fully come into force, as the rules for these Acts have not yet been published and the effective date from which these changes are applicable is yet to be notified. Accordingly, while we are unable to ascertain with certainty the impact, financial or otherwise, due to these changes, it is possible that our wage costs in India may increase as a result of these changes when they become effective.
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
Under the FDI Policy, 100% foreign ownership is allowed under the automatic route (i.e., generally without prior regulatory approval) in companies engaged in business to business (B2B) e-commerce activities. Our current business operations and holding structure comply with these foreign investment restrictions and conditions. However, the Government of India has made and may continue to make revisions to the FEMA and the FDI Policy as regards e-commerce in India, including in relation to inventory, pricing, discounting, and permitted services. The Department of Promotion of Industry and Internal Trade, Ministry of Commerce and Industry, Government of India is also in the process of legislating a national e-commerce policy, which will address e-commerce regulation and data protection. The timing or impact of this policy, which remains in draft form, is not yet certain. Such changes may require us to make changes to our business in order to comply with Indian law.
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

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among us and our subsidiaries may be considered such transactions. Accordingly, we determine the pricing among our entities on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the income tax authorities review any of our tax returns and determine that the transfer price applied was not appropriate, we may incur increased tax liabilities, including accrued interest and penalties. In mitigating the risk of transfer pricing arrangements, we have filed for an Advance Pricing Arrangement with the India Revenue authorities providing certainty of the arm’s-length pricing methodology for future years.
If the stockholders (being non-residents under Indian tax laws) of the foreign company exit by way of redemption of the shares held by them in the foreign company or by selling the shares in foreign company, the stockholders could be taxed in India where the foreign company derives substantial value from India subject to stockholders being either entitled to small stockholder exemption available under Income Tax Act, 1961 or a benefit under the applicable double taxation avoidance agreement.
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
In the event dividends are declared, the Income Tax Act, 1961 (as amended by Finance Act, 2022) requires that any dividends paid by an Indian company be subject to tax in the hands of the stockholders at applicable rates, such taxes will be withheld by the Indian subsidiary paying dividends.
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
We have a significant portion of our operations in India. As of December 31, 2022, approximately 4,580 of our employees reside in India, representing approximately 85% of our total employee population. For the fiscal year ended December 31, 2022, 57% of our revenue was generated from customers outside North America. Besides India and the United States, we have sales and marketing operations primarily in Australia, Canada, France, Germany, Netherlands, Singapore and the United Kingdom. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
•declines or increases in the values of foreign currencies, primarily the Indian Rupee, British Pound, and Euro, relative to the U.S. dollar;
•restrictions on the transfer of funds;
•potentially adverse tax consequences;
•the cost of and potential outcomes of any claims or litigation;

•future accounting pronouncements and changes in accounting policies;
•changes in tax laws or tax regulations;
•public health or similar issues, such as a pandemics or epidemics; and
•regional and local economic and political conditions, including military actions affecting Russia, Ukraine and/or surrounding regions.
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
In addition, following Russia’s military invasion of Ukraine in February 2022, the United States, EU, and other nations announced various sanctions and export restrictions against Russia and Belarus. Such restrictions include blocking sanctions on some of the largest state-owned and private Russian financial institutions, and their removal from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business, including preventing us from performing existing contracts, pursuing new business opportunities, or receiving payments for services already provided to customers.
We are subject to anti-corruption, anti-bribery, and similar laws, and our failure to comply with these laws could subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act 2010, the India Prevention of Corruption Act, 1988, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other benefits to or from any person whether in the public or private sector. As we increase our international sales and business further, our risks under these laws may increase especially given our substantial reliance on sales to and through resellers and other intermediaries. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions, or sanctions could harm our business, results of operations, and financial condition.
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
Additionally, the application of indirect taxes, such as sales and use tax, value-added tax, GST, business tax, and gross receipt tax, to our business is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations, and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. New legislation could require us to incur substantial costs, including costs associated with tax calculation, collection, and remittance and audit requirements, and could adversely affect our business and results of operations. Furthermore, the U.S. Supreme Court has ruled in South Dakota v. Wayfair that a U.S. state may require an online retailer to collect sales taxes imposed by the state in which the buyer is located, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.
As of December 31, 2022, we had U.S. federal net operating loss carryforwards of $429.6 million portions of which will begin to expire in 2030 if not utilized. In addition, we have foreign tax credits of $5.0 million that will begin to expire in 2027. Furthermore, we have state net operating loss carryforwards of $151.4 million, portions of which will begin to expire beginning in 2032. Portions of these net operating loss carryforwards and foreign tax credits could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, titled the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security (CARES Act), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits (which have now expired) on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2022.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing NOLs may be subject to limitations arising from transactions that have occurred since our inception, which may trigger such an ownership change pursuant to Section 382. In the future, we may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Based on shares of common stock held as of December 31, 2022, our directors, executive officers, and holders of more than 5% of our Class A common stock or Class B common stock, and their respective affiliates held in the aggregate approximately 90% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Mathrubootham, controlled approximately 11.4% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Mathrubootham is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.
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
Our executive officers, directors, holders of more than 5% of our Class A common stock or Class B common stock, and their respective affiliates together beneficially owned approximately 58.2% of our total shares outstanding and 90% of our voting power as of December 31, 2022. As a result, these stockholders, acting together, have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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
In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation has been instituted against us and could result in substantial costs and a diversion of our management’s attention and resources.
Substantial future sales of shares of our Class A common stock by existing holders in the public market could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock.
In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States. We have also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the United States in the open market.
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
General Risks
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the useful lives and carrying values of long-lived assets, allowance for doubtful accounts, stock-based compensation expense, the expected benefit period of deferred contract acquisition costs, the fair value of our employee defined benefit and other compensation liabilities, and valuation of deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. For example, we have worked to improve the controls around our key accounting processes and our quarterly close process, and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and investments to strengthen our accounting systems.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls, or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
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
We are required, pursuant to Section 404 Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 as of December 31, 2022, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting commencing with this Annual Report on Form 10-K for the year ended December 31, 2022. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the systems and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.
We are currently planning and designing information systems enhancements, and problems with the design or implementation of these enhancements could interfere with our business and operations.
We are currently in the process of significantly enhancing our information systems and have recently implemented a new enterprise resource planning (ERP) system and a new human capital management platform. The implementation of significant enhancements to information systems is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. The implementation of significant enhancements to information systems is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. The implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement these enhancements to information systems without experiencing further delays, increased costs and other difficulties. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the design or implementation periods, could adversely affect our ability to process customer orders, provide products and support to our customers, invoice and collect from our customers, fulfill contractual obligations, and otherwise run our business. Data integrity problems or other issues may also be discovered during or as a result of the implementation which, if not corrected, could impact our business or financial results. If we are unable to successfully design and implement our information system enhancements, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the information system enhancements as planned or the information systems do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.
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
The technology industry is subject to intense media, political, and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies. Although we are not currently subject to any such investigations, if investigations targeted at other companies result in determinations that practices we follow are unlawful, including practices related to use of machine- and customer-generated data or artificial intelligence, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could have an impact on us, even if they are not intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase our cost of conducting the business, limit the opportunities to increase our revenue, or prevent us from offering products or services.
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
Additionally, our subsidiaries in India are subject to Indian foreign exchange controls that regulate borrowing in foreign currencies. Such regulatory restrictions limit our financing sources and could constrain our ability to obtain financing on competitive terms and refinance existing indebtedness. In addition, we cannot assure you that the required approvals will be granted to us without onerous conditions, or at all. Limitations on raising foreign debt may have an adverse impact on our business growth, financial condition, results of operations, and cash flows.

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
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.
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
There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders, such as:
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
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our amended and restated certificate of incorporation or our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors. Accordingly, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. For example, the COVID-19 pandemic, including the reactions of governments, markets, and the general public, resulted in a number of adverse consequences for our business, operations, and results of operations, many of which were beyond our control. In the event of a major earthquake, monsoon, flood, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our products’ development, lengthy interruptions in our products, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism would also cause disruptions to the internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident, and our insurance may not be sufficient to compensate us for the losses that could occur.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters office is located in San Mateo, California, where we lease more than 20,000 square feet pursuant to a lease that expires in July 2026. We also maintain additional offices in the United States and internationally, including Denver, Seattle, our principal engineering facility in Chennai, India and other offices in London, The United Kingdom; Paris, France; Berlin, Germany; Utrecht, The Netherlands; Bangalore and Hyderabad, India; and Sydney and Melbourne, Australia. These offices are leased, and we do not own any real property. We may continue to open up satellite offices in strategic locations to gain access to new talent markets and to facilitate business operations. We believe that the facilities we occupy are suitable to meet our current needs.

Item 3.    Legal Proceedings
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us, certain of our current officers and directors, and underwriters of the IPO. The complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in the IPO. We and the other defendants intend to vigorously defend against the claims in this action.
In addition, from time to time, we are involved in various other legal proceedings arising from the normal course of business activities. There are no other pending or threatened legal proceedings at this time to which we are a party that, in our opinion, is likely to have a material adverse effect on our future financial results of operations. However, the results of litigation and claims are inherently unpredictable and regardless of the outcome, litigation can have an adverse impact on us because of costly defense and settlement expenses, diversion of management and employee resources to defend such claims and other factors.
Item 4.    Mine Safety Disclosures
None.

Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol "FRSH" since September 22, 2021. Prior to that date, there was no public trading market for our Class A common stock. As of February 16, 2023, there were 57 and 81 registered holders of our Class A and Class B common stock, respectively. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 22, 2021 (the date that our Class A common stock commenced trading on the NASDAQ Capital Market) through December 31, 2022 with (ii) the cumulative total return of the Standard & Poor's (S&P) 500 Index and the S&P 500 Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 22, 2021 and the reinvestment of dividends. The graph uses the closing market price on September 22, 2021 of $47.55 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN
$150
$100
$50
$0
22-Sep-21
31-Dec-21
30-Jun-22
31-Dec-22
FRSH
NASDAQ Composite
S&P 500
S&P 500 IT

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds
None.
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
We provide businesses of all sizes with modern SaaS products that are designed with the end-user in mind. Our primary product offerings include Freshdesk, our customer experience (CX) product; Freshservice, our IT service management (ITSM) product; and our customer relationship management (CRM) solutions, which include Freshsales and Freshmarketer for sales and marketing automation. We currently have more than 63,400 businesses using our software to delight their customers and employees.
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
Our customer base and operations have scaled over time. Our total revenue was $498.0 million, $371.0 million and $249.7 million in the years ended December 31, 2022, 2021 and 2020, respectively, representing year-over-year growth rates of 34% and 49%, respectively. We incurred operating losses of $233.4 million, $204.8 million and $56.1 million in the years ended December 31, 2022, 2021 and 2020, respectively, and our net losses were $232.1 million, $192.0 million and $57.3 million in the years ended December 31, 2022, 2021 and 2020, respectively.

Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, geopolitical developments, and the ongoing impacts of the COVID-19 pandemic have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services. Additionally, foreign currency exchange rate fluctuations have negatively impacted our revenue growth in 2022. Recently, the U.S. dollar has strengthened significantly against certain foreign currencies in the markets in which we operate, particularly against the Euro and British Pound Sterling. For the year ended December 31, 2022, we had approximately 26% of revenue exposure related to the Euro and British Pound Sterling. If these conditions persist, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
Given our subscription-based business model, the effects of the macroeconomic conditions may not be fully reflected in our revenue until future periods. The ultimate impact on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which this will affect our business, productivity of our employees, future results of operations, and financial condition. See the section titled “Risk Factors” for further discussion of the challenges and risks we have encountered and could encounter related to these macroeconomic events.

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
Acquiring New Customers
We will continue to invest in acquiring new customers across all of our products. We believe that our focus on offering products that delight our users facilitates our go-to-market strategy, which is designed to be product-led and self-service in nature, reducing the friction new customers have to overcome to adopt our products within their organization. Our approach to acquiring new customers allows us to benefit from user-driven, organic adoption of our products across organizations of all sizes, as well as enable our customers to standardize on our products across the organization. As of December 31, 2022 and 2021, we had more than 63,400 and 56,000 paying customers, respectively.
We have made and continue to make significant investments in strengthening our outbound sales motion to enable adoption of department-specific and organization-wide use cases for mid-market and enterprise customers. We believe that larger businesses can benefit from implementing multiple Freshworks products, as once they are a customer they are able to expand their use of these products. We define annual recurring revenue (ARR) as the sum total of the subscription revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers. As of December 31, 2022 and 2021, 17,722 and 14,814 of our customers contributed more than $5,000 in ARR, respectively, demonstrating the broad appeal of our products to customers of all sizes and geographies, and as of December 31, 2022 and 2021, customers contributing more than $5,000 in ARR represented 87% and 85% of total ARR, respectively. We believe that the number of customers that contribute more than $5,000 in ARR is an indicator of our success in expanding upmarket to larger businesses.
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
We measure the rate of expansion within our customer base using net dollar retention rate (as defined under Key Business Metrics), and we believe that our net dollar retention rate demonstrates a significant rate of expansion within our existing customer base. As of December 31, 2022 and 2021, our net dollar retention rate was 108% and 114%, respectively.
We have a significant opportunity to expand within our existing customer base and substantially increase the number of customers that purchase multiple Freshworks products. As of December 31, 2022, approximately 24% of our customers purchased two or more Freshworks products, which includes customers on our Freshdesk Omnichannel Suite and Freshsales Suite subscription plans counting as customers who purchased multiple products. These customers represented 48% of total ARR as of December 31, 2022, illustrating the large opportunity we have to sell additional products to our current customer base and drive growth.
We continue to increase the number of customers that have entered into larger subscriptions with us. We had 1,908 customers each contributing $50,000 or more in ARR as of December 31, 2022, representing an increase of 35% year-over-year from 1,416 customers as of December 31, 2021. As of December 31, 2022 and December 31, 2021, customers contributing more than $50,000 in ARR represented approximately 44% and 41% of total ARR, respectively. We believe that the number of customers contributing $50,000 or more in ARR indicates the strategic importance of our products for our customers and our ability to both initially land significant accounts or grow customers into significant accounts over time. No single customer accounted for more than 1% of ARR and our top 10 customers represented less than 5% of ARR as of December 31, 2022, and we have no significant concentration in a specific industry vertical.
Investing in Our Growth
We believe that we are early in addressing our large market opportunity and we intend to continue to make investments to support the growth and expansion of our business. We have a track record of bringing new products to market and scaling these new products over time. As of December 31, 2022, we have two primary products with over $100 million in ARR, Freshdesk and Freshservice. We intend to invest in growing our research and development team to extend the functionality of our solutions and continue to bring new solutions to market. Our investments in our Neo platform have helped us accelerate the pace of innovation.
We believe that our market remains largely underserved. We intend to invest aggressively in our direct and indirect sales and marketing capabilities, including investments in our outbound sales motion. We have been global from our earliest product sales and our global footprint continues to expand, with customers in more than 170 countries. During the year ended December 31, 2022, 43%, 39%, and 18% of our revenue was derived from customers in North America; Europe, Middle East and Africa; and the rest of the world, respectively. We have a significant opportunity to further expand globally. We plan to support more languages, recruit partners, hire sales and customer experience personnel in additional countries as needed, and expand our presence in countries where we already operate. A critical part of our go-to-market strategy has been our broad and diverse set of partners that enrich our offerings, scale our geographic coverage, and help us reach a broader audience than we would be able to reach on our own, thus amplifying our go-to-market investments. We plan to continue to invest in growing our partner ecosystem to fuel additional customer acquisition and expand use cases within our existing customer base.
We are also focused on attracting new talent and retaining our employees. Our culture is a critical part of our success, and attracting and retaining the best available talent will help us make customer delight easy and continue our growth trajectory.
Key Business Metrics
We monitor and review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. Key business metrics and our financial performance are impacted by various factors discussed below, including fluctuations in the value of foreign currencies relative to the U.S. dollar. We also review customer data used for calculating these key business metrics on an ongoing basis and make the necessary modifications resulting from such review. We believe these key business metrics provide meaningful supplemental information for management and investors in assessing our operating performance.

	December 31,
	2022	2021	2020
Number of customers contributing more than $5,000 in ARR	17,722	14,814	11,570
ARR from customers contributing more than $5,000 in ARR as a percent of total ARR	87%	85%	82%
Net dollar retention rate	108%	114%	111%
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

For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 20%, 24%, and 28% of ARR as of December 31, 2022, 2021 and 2020 respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention.
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
We exclude the following items from one or more of our non-GAAP financial measures, including the related income tax effect of these adjustments:
•Stock-based compensation expense. We exclude stock-based compensation expense, which is a non-cash expense, from certain of our non-GAAP financial measures because we believe that excluding this expense provides meaningful supplemental information regarding operational performance. In particular, stock-based compensation expense is not comparable across companies due to the variety of valuation methodologies and assumptions.
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
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP loss from operations and our GAAP net loss to our non-GAAP net loss for each of the periods presented (in thousands):
Non-GAAP Loss from Operations

	Year Ended December 31,
	2022	2021	2020
Loss from operations	$(233,372)	$(204,782)	$(56,112)
Non-GAAP adjustments:
Stock-based compensation expense	207,696	173,443	43,280
Employer payroll taxes on employee stock transactions	1,827	8,754	—
Amortization of acquired intangibles	1,591	4,329	4,268
Acquisition-related expenses	—	—	304
Non-GAAP loss from operations	$(22,258)	$(18,256)	$(8,260)

Non-GAAP Net Loss

	Year Ended December 31,
	2022	2021	2020
Net loss	$(232,132)	$(191,995)	$(57,294)
Non-GAAP adjustments:
Stock-based compensation expense	207,696	173,443	43,280
Employer payroll taxes on employee stock transactions	1,827	8,754	—
Amortization of acquired intangibles	1,591	4,329	4,268
Acquisition-related expenses	—	—	304
Gain on sale of non-marketable equity investments	—	(23,830)	—
Income tax adjustments	1,978	1,802	—
Non-GAAP net loss	$(19,040)	$(27,497)	$(9,442)
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment and capitalized internal-use software costs. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash from our core operations after purchases of property and equipment. Free cash flow is a measure to determine, among other things, cash available for further investments in our business and potential acquisitions of businesses.

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$(2,525)	$11,460	$32,530
Less:
Purchases of property and equipment	(7,129)	(5,565)	(4,383)
Capitalized internal-use software	(5,116)	(3,552)	(4,631)
Free cash flow	$(14,770)	$2,343	$23,516
Net cash used in investing activities	$(284,827)	$(420,296)	$(11,425)
Net cash provided by (used in) financing activities	$(156,354)	$1,058,369	$(1,909)
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

We believe that continued investment in our products is important for our growth, and as such, we expect that our research and development expenses will continue to increase in dollar amount for the foreseeable future, however, we expect it to decline as a percentage of revenue over the longer term. This percentage may fluctuate from period to period depending upon the timing and amount of these expenses.
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
We expect to continue to make significant investments as we expand our customer acquisition, retention efforts and in-person marketing events and associated business travel. As a result, we expect that our sales and marketing expenses will continue to increase in dollar amount for the foreseeable future, however, we expect it to decline as a percentage of revenue over the longer term. This percentage may fluctuate from period to period depending upon the timing and amount of these expenses.
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
As a publicly traded company, we expect to increase personnel-related and professional service expenses associated with ongoing compliance and reporting obligations and costs to broaden our IT related infrastructure. Our general and administrative expenses are expected to continue to increase in dollar amount for the foreseeable future, however, we expect it to decline as a percentage of revenue over the longer term. This percentage may fluctuate from period to period depending upon the timing and amount of our general and administrative expenses.
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

Results of Operations
The following tables sets forth our consolidated statements of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue	$497,999	$371,022	$249,659
Cost of revenue(1)	95,772	78,030	52,492
Gross profit	402,227	292,992	197,167
Operating expenses:
Research and development(1)	135,543	120,407	69,210
Sales and marketing(1)	343,207	260,345	133,277
General and administrative(1)	156,849	117,022	50,792
Total operating expenses	635,599	497,774	253,279
Loss from operations	(233,372)	(204,782)	(56,112)
Interest and other income, net	12,582	23,303	2,833
Loss before income taxes	(220,790)	(181,479)	(53,279)
Provision for income taxes	11,342	10,516	4,015
Net loss	$(232,132)	$(191,995)	$(57,294)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$7,039	$5,604	$—
Research and development	36,413	45,162	15,890
Sales and marketing	64,328	53,169	7
General and administration	99,916	69,508	27,383
Total stock-based compensation expense	$207,696	$173,443	$43,280
Recognition of Stock-Based Compensation
Prior to our initial public offering (IPO), there was no stock-based compensation expense recognized from our equity awards as the liquidity event-related performance condition was not probable. The performance condition was satisfied upon the completion of the IPO in September 2021, and we began to recognize stock-based compensation expense. During the year ended December 31, 2021, stock-based compensation expense recognized included a cumulative charge associated with certain RSUs for which the service-based vesting condition had been satisfied upon the completion of the liquidity event.
During the year ended December 31, 2020, as described in Note 10 to our consolidated financial statements included elsewhere in this report, we facilitated certain secondary equity transactions from which we recognized stock-based compensation expense for shares that were repurchased at excess value.

The following table sets forth our consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	19	21	21
Gross profit	81	79	79
Operating expense:
Research and development	27	32	28
Sales and marketing	69	70	53
General administrative	32	32	20
Total operating expenses	128	134	101
Loss from operations	(47)	(55)	(22)
Interest and other income, net	2	6	1
Loss before income taxes	(45)	(49)	(21)
Provision for income taxes	2	3	2
Net loss	(47)%	(52)%	(23)%
Comparison of Fiscal Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Subscription services	$485,322	$360,506	$124,816	35%
Professional services	$12,677	$10,516	$2,161	21%
Total revenue	$497,999	$371,022	$126,977	34%
Revenue increased by $127.0 million, or 34%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Of the total increase in revenue, approximately $94.9 million was attributable to revenue from existing customers as of December 31, 2021, net of contraction and churn, and approximately $32.1 million was attributable to revenue from new customers acquired during the year ended December 31, 2022, net of contraction and churn. Our net dollar retention rate of 108% for the year ended December 31, 2022 reflects the expansion within existing customers and the sale of additional products to these customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$95,772	$78,030	$17,742	23%
Gross Margin	81%	79%
Cost of revenue increased by $17.7 million, or 23%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to increases of $8.5 million in third-party hosting costs, $5.3 million in personnel-related costs due to annual compensation adjustments and higher headcount, $3.8 million in software license fees, $1.4 million in stock-based compensation expense, $1.1 million increase in professional fees including legal costs, and $1.0 million in payment gateway fees, partially offset by $2.7 million decrease in amortization of developed technology and a decrease of $2.0 million in cloud voice service costs. Our gross margin increased to 81% from 79% as we increased revenue and realized benefits from economies of scale primarily related to our third party hosting costs.

Operating Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$135,543	$120,407	$15,136	13%
Sales and marketing	343,207	260,345	82,862	32%
General and administrative	156,849	117,022	39,827	34%
Total operating expenses	$635,599	$497,774	$137,825
The increases in our operating expenses in the year ended December 31, 2022 compared to the year ended December 31, 2021 were primarily driven by personnel-related costs due to higher headcount to support the growth of our business, compensation adjustments and changes in stock-based compensation expense.
Research and Development
Research and development expense increased by $15.1 million, or 13%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to increases of $18.9 million in personnel-related costs due to compensation adjustments and higher headcount, $2.3 million in professional services fees and $1.2 million in third party cloud infrastructure expenses to support the operations of our research and development, partially offset by a decrease of $8.7 million in stock-based compensation expense.
Sales and Marketing
Sales and marketing expense increased by $82.9 million, or 32%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to increases of $48.5 million in personnel-related costs due to compensation adjustments and higher headcount, $11.2 million in stock-based compensation expense, $5.5 million in travel related expenses for sales and marketing events, $4.8 million in higher advertising, branding and event costs, $4.0 million in reseller commissions, $3.8 million in software license fees and $2.9 million in professional services fees.
General and Administrative
General and administrative expense increased by $39.8 million, or 34%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to increases of $30.4 million in stock-based compensation expense, $6.8 million in personnel-related costs due to compensation adjustments and higher headcount, $4.7 million in directors and officers insurance, and $1.1 million in software license fees, partially offset by decreases of $3.3 million related to legal settlements and $1.5 million in professional services fees, comprised primarily of legal, accounting, and consulting fees.
Interest and Other Income, Net

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$14,771	$2,454	$12,317	502%
Other income (expense) net	(2,189)	20,849	(23,038)	(110)%
Interest and other income, net	$12,582	$23,303	$(10,721)	(46)%
Interest income increased primarily due to $13.8 million higher interest income earned from marketable securities.
Other income (expense), net decreased primarily due to a $23.8 million gain from the sale of non-marketable equity investments and $0.9 million of benefit from the release of interest and penalties accrued for indirect taxes recorded during fiscal 2021 that did not recur in fiscal 2022, partially offset by $1.3 million in decrease in foreign exchange loss during fiscal 2022.

Provision for Income Taxes

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$11,342	$10,516	$826	8%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the years ended December 31, 2022 and 2021, we recorded a provision for income taxes of $11.3 million, and $10.5 million, respectively, on loss before taxes of $220.8 million and $181.5 million, respectively. The effective tax rates for the years ended December 31, 2022 and 2021 were (5.1)% and (5.8)% respectively. The effective tax rates differ from the statutory rate primarily due to maintaining a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The $0.8 million increase in tax expense was due to a $1.7 million increase in foreign taxes due to higher pre-tax earnings and foreign sales, partially offset by a decrease in unrecognized tax benefit of $0.9 million for the year ended December 31, 2022.

Comparison of Fiscal Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Subscription services	$360,506	$242,879	$117,627	48%
Professional services	$10,516	$6,780	$3,736	55%
Total revenue	$371,022	$249,659	$121,363	49%
Revenue increased by $121.4 million, or 49%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Of the total increase in revenue, approximately $35.4 million was attributable to revenue from new customers acquired during the year ended December 31, 2021, net of contraction and churn, and approximately $86.0 million was attributable to revenue from existing customers as of December 31, 2020, net of contraction and churn. Our net dollar retention rate of 114% for the year ended December 31, 2021 reflects the expansion within existing customers and the sale of additional products to these customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue	$78,030	$52,492	$25,538	49%
Gross Margin	79%	79%
Cost of revenue increased by $25.5 million, or 49%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to increases of $5.6 million in stock-based compensation expense, $6.9 million in third-party hosting costs, $5.7 million in personnel-related costs due to annual compensation adjustments and higher headcount, $1.9 million in software license fees, $1.6 million increase in professional fees including legal costs, $1.5 million in cloud voice service costs, $1.4 million in payment gateway fees, and approximately $1.1 million in amortization of capitalized internal-use software. Our gross margin remained consistent at 79% for the years ended December 31, 2021 and 2020.

Operating Expenses

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$120,407	$69,210	$51,197	74%
Sales and marketing	260,345	133,277	127,068	95%
General and administrative	117,022	50,792	66,230	130%
Total operating expenses	$497,774	$253,279	$244,495
The increases in our operating expenses in the year ended December 31, 2021 compared to the year ended December 31, 2020 were primarily headcount driven to support the growth of our business, as well as cumulative stock-based compensation recognized in connection with the IPO.
Research and Development
Research and development expense increased by $51.2 million, or 74%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to increases of $29.3 million in stock-based compensation expense recognized (which reflects the increase related to cumulative stock-based compensation expense in connection with our IPO, net of the absence in the current period of stock-based compensation expense of $15.9 million recognized in connection with certain secondary equity transactions occurring in the year ended December 31, 2020 (the 2020 Equity Transactions) as described above), $20.2 million in personnel-related costs due to annual compensation adjustments and higher headcount, and $1.3 million in software license fees.
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
General and Administrative
General and administrative expense increased by $66.2 million, or 130%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to $42.1 million in stock-based compensation expense (which reflects the increase related to the cumulative stock-based compensation expense in connection with our IPO, net of the absence in the current period of stock-based compensation expense of $27.4 million recognized in connection with the 2020 Equity Transactions as described above), $11.9 million in personnel-related costs due to annual compensation adjustments and higher headcount, $4.5 million in professional services fees, comprised primarily of legal, accounting, and consulting fees, $3.9 million related to a legal settlement, $1.9 million in directors and officers insurance, $0.5 million in software license fees, $0.5 million in other taxes and licenses, and $0.7 million in other individually immaterial costs.
Interest and Other Income, Net

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$2,454	$4,210	$(1,756)	(42)%
Other income (expense) net	20,849	(1,377)	22,226	*
Interest and other income, net	$23,303	$2,833	$20,470	723%
*Not meaningful

Interest income decreased primarily due to $1.9 million lower lower coupon rates and bond premium amortization.
Other income (expense), net increased by $22.2 million, primarily due to a $23.8 million gain from the sale of non-marketable equity investments and $0.9 million of benefit from the release of interest and penalties accrued for indirect taxes that was originally reserved in fiscal 2020, partially offset by $3.0 million of foreign exchange losses.

Provision for Income Taxes

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$10,516	$4,015	$6,501	162%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the years ended December 31, 2021 and 2020, we recorded provision for income taxes of $10.5 million and $4.0 million, respectively, on loss before taxes of $181.5 million and $53.3 million, respectively. The effective tax rates for the years ended December 31, 2021 and 2020 were (5.8)% and (7.6)% respectively. The effective tax rates differ from the statutory rate primarily due to maintaining a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The $6.5 million increase in tax expense was due to a $3.7 million increase in foreign taxes due to higher pre-tax earnings and a $2.8 million increase in uncertain tax position for the year ended December 31, 2021.
Liquidity and Capital Resources
As of December 31, 2022 we had cash and cash equivalents of $304.1 million and marketable securities of $843.4 million. Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors, and in September 2021, we completed our IPO that generated net proceeds of approximately $1.1 billion. As of December 31, 2022, we had an accumulated deficit of $3.5 billion. Our operating activities resulted in cash outflows of $2.5 million for the year ended December 31, 2022.
Our other material cash requirements are related to the settlement of future contractual obligations associated with operating leases and other service subscription agreements (as described in Contractual Obligations below).
We believe our existing cash, cash equivalents and marketable securities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash and cash equivalents balances, cash flow from operations, and issuances of equity securities or debt offerings. Our future capital requirements will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and other business initiatives and the continuing market adoption of our products. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing in connection with such activities. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict our operational flexibility. Any additional equity or convertible debt financing may be dilutive to stockholders. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$(2,525)	$11,460	$32,530
Net cash used in investing activities	$(284,827)	$(420,296)	$(11,425)
Net cash provided by (used in) financing activities	$(156,354)	$1,058,369	$(1,909)
Operating Activities
Net cash used in operating activities of $2.5 million for the year ended December 31, 2022 reflects our net loss of $232.1 million, adjusted for non-cash items such as stock-based compensation of $207.7 million, depreciation and amortization of $11.5 million, amortization of deferred contract acquisition costs of $18.5 million, non-cash lease expense of $6.2 million, premium amortization on marketable securities of $1.6 million, and net cash outflows of $11.1 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were due to increases of operating assets of $28.6 million in deferred contract acquisition costs, $18.9 million in accounts receivable, $8.1 million in prepaid expenses and other assets and a decrease of $8.8 million in operating lease liabilities; partially offset by increases in operating liabilities of $45.5 million in deferred revenue and $7.7 million in accrued and other liabilities.
Net cash provided by operating activities of $11.5 million for the year ended December 31, 2021 reflects our net loss of $192.0 million, adjusted for non-cash items such as stock-based compensation of $173.4 million, gain realized on sale of non-marketable equity investment of $23.8 million, depreciation and amortization of $13.3 million, amortization of deferred contract acquisition costs of $12.8 million, deferred income taxes of $1.9 million, premium amortization on marketable securities of $1.8 million, and net cash inflows of $28.0 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were due to increases of $56.0 million in deferred revenue, $17.7 million in accrued and other liabilities, and $2.0 million in accounts payable, partially offset by increases in assets of $24.2 million in deferred contract acquisition costs, $17.5 million in accounts receivable, and $5.9 million in prepaid expenses and other assets.
Net cash provided by operating activities of $32.5 million for the year ended December 31, 2020 reflects our net loss of $57.3 million, adjusted for non-cash items such as stock-based compensation of $43.3 million, depreciation and amortization of $11.2 million, amortization of deferred contract acquisition costs of $7.7 million, deferred income taxes of $2.4 million and net cash inflows of $28.9 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were due to increases in operating liabilities of $36.4 million in deferred revenue and $24.9 million in accrued and other liabilities, partially offset by increases in assets of $14.3 million in deferred contract acquisition costs, $9.9 million in accounts receivable, and $8.2 million in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities of $284.8 million for the year ended December 31, 2022 consisted of $272.7 million in purchases, net of maturities and sales, of marketable securities, $7.0 million in purchases, net of proceeds from sale of property and equipment, and $5.1 million related to the capitalization of internal-use software.
Net cash used in investing activities of $420.3 million for the year ended December 31, 2021 consisted of $435.8 million in purchases, net of maturities and sales, of marketable securities, $4.9 million in purchases, net of proceeds from sale of property and equipment, $3.6 million related to the capitalization of internal-use software, offset by $24.0 million in proceeds from sale of non-marketable equity investments.
Net cash used in investing activities of $11.4 million for the year ended December 31, 2020 consisted of $5.1 million net payment for acquisitions, $4.6 million related to the capitalization of internal-use software, $4.4 million in purchases of property and equipment, $1.8 million acquisition of intangibles, offset by $4.4 million proceeds, net of purchases, from maturities and sales of marketable securities.
Financing Activities
Net cash used in financing activities of $156.4 million for the year ended December 31, 2022 consisted primarily of $167.2 million in payment of withholding taxes on net share settlement of equity awards, partially offset by $10.9 million in proceeds from issuance of common stock under employee stock purchase plan, net.
Net cash provided by financing activities of $1.1 billion for the year ended December 31, 2021 consisted primarily of $1.1 billion in proceeds from our IPO, net of underwriting discounts, offset by $6.8 million in payments for deferred offering costs, $3.3 million in payment of withholding taxes on net share settlement of equity awards, and $0.9 million in payments for acquisition-related liabilities.
Net cash used in financing activities of $1.9 million for the year ended December 31, 2020 consisted primarily of $2.2 million in payments for acquisition-related liabilities.
Remaining Performance Obligations on Customer Contracts
We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms, and our multi-year contracts are invoiced annually. As of December 31, 2022, remaining performance obligations totaled $301.5 million, which comprised $205.6 million of deferred revenue and $95.9 million of unbilled revenue.
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
As of December 31, 2022, our estimated future contractual obligations totaled $140.0 million, of which $34.9 million and $105.1 million were operating lease commitments and other contractual obligations, respectively. As disclosed in Notes 8 and 9 to the consolidated financial statements included elsewhere in this report, our operating leases included short-term and long-term commitments of $6.8 million and $28.2 million, respectively. Our other contractual obligations included short-term and long-term commitments of $46.2 million and $58.9 million respectively.
Our operating leases expire on varying dates through 2031. Our other contractual obligations have commitments outstanding through December 2025.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Critical Accounting Policies and Estimates
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
Our significant accounting policies are discussed in detail in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of Part II of this 10-K. The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
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
Customers with Multiple Performance Obligations
Some of our contracts with customers contain both subscriptions and professional services. For these contracts, we account for individual performance obligations separately. The transaction price is allocated to the separate performance obligations on the basis of relative standalone selling price (SSP). We determine SSP by taking into consideration historical selling price of these performance obligations in similar transactions, as well as current pricing practices and other observable inputs including, but not limited to, customer size and geography. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.
Evaluating the terms and conditions of our customer contracts for appropriate revenue recognition and determining whether products and services are considered distinct performance obligations may require significant judgment. Judgment is also used to estimate the contract's transaction price and allocate it to each performance obligation.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are incremental costs that are associated with acquiring customer contracts and consist primarily of sales commissions and the associated payroll taxes and certain referral fees paid to independent third parties. The costs incurred upon the execution of initial and expansion contracts are primarily deferred and amortized over an expected benefit period of three years. The Company considers the expected benefit period to exceed the initial contract term for certain costs because of anticipated renewals and because sales commission rates for renewal contracts are not commensurate with sales commissions for initial contracts. Significant judgement is used to determine the expected benefit period by taking into consideration the Company’s technology life cycle and an estimated customer relationship period, including expected contract renewals.
Stock-Based Compensation
We issue stock options and RSUs to employees, consultants, and directors, and stock purchase rights granted under the Employee Stock Purchase Plan (ESPP) to employees based on their estimated fair value on the date of the grant. For stock options and ESPP, the fair value is estimated using the Black-Scholes option-pricing model, and stock-based compensation is recognized in the consolidated statements of operations using the straight-line attribution method. The fair value of RSUs is based on the closing market price of our Class A common stock on the date of the grant. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the respective awards. Forfeitures are accounted for when they occur.
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
Leases
The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use (ROU) assets on its consolidated balance sheets at the lease commencement date. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on either the rate implicit in the lease or the Company's incremental borrowing rate (the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease), whichever is more readily determinable. The incremental borrowing rate is based on an estimate of the Company's expected unsecured borrowing rate for its notes, adjusted for tenor and collateralized security features. We estimate the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales is derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our consolidated statements of operations. Our consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian Rupee, British Pound and Euro, and may be adversely affected in the future due to changes in foreign exchange rates. Based on a sensitivity analysis we have performed as of December 31, 2022, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would not have a material effect on our net losses.
Starting in 2023, to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian Rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. government securities, corporate bonds, commercial paper, and mutual funds. We had cash and cash equivalents of $304.1 million and marketable securities of $843.4 million as of December 31, 2022. We do not enter into investments for trading and speculative purposes. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of December 31, 2022, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash and cash equivalents and marketable securities.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Freshworks Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Freshworks Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively, referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue — Refer to Note 2 and Note 3 to the financial statements
Critical Audit Matter Description
The Company derives its revenue from subscription contracts providing access to the Company’s cloud-based software solutions and related professional services. The Company’s cloud-based software solutions allow customers to use the software without requiring them to take possession of the software and, as a result, are recognized ratably over the contract term. In some cases, the Company will negotiate contractual terms and conditions with customers that deviate from the standard contractual terms and conditions (“non-standard contracts”).
We determined the identification of performance obligations in non-standard contracts to be a critical audit matter. Significant auditor judgment was required to audit the evaluation of the Company’s assessment of the identification of distinct performance obligations in non-standard contracts.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating the Company’s assessment of the identification of distinct performance obligations in non-standard contracts included the following, among others:
•We obtained an understanding of the Company’s process for reviewing non-standard contracts and tested the effectiveness of internal controls related to the review of contract terms and identification of distinct performance obligations.
•We selected a sample of non-standard contracts and performed the following:
◦Obtained and reviewed the non-standard contracts and other documents (i.e., purchase orders and invoices) that were part of the arrangement.
◦Tested management’s identification and evaluation of distinct performance obligations.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 23, 2023
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Freshworks Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Freshworks Inc. and its subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 23, 2023

Consolidated Financial Statements
FRESHWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$304,083	$747,861
Marketable securities	843,405	575,679
Accounts receivable, net of allowance of $6,628 and $6,030	70,470	51,756
Deferred contract acquisition costs	20,139	14,640
Prepaid expenses and other current assets	38,913	31,440
Total current assets	1,277,010	1,421,376
Property and equipment, net	24,139	21,478
Operating lease right-of-use assets	33,024	—
Deferred contract acquisition costs, noncurrent	19,536	15,007
Intangible assets, net	303	1,894
Goodwill	6,181	6,181
Deferred tax assets	8,689	6,284
Other assets	11,334	10,592
Total assets	$1,380,216	$1,482,812
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,908	$6,321
Accrued liabilities	59,008	55,829
Deferred revenue	205,626	160,173
Income tax payable	1,150	1,023
Total current liabilities	271,692	223,346
Operating lease liabilities, non-current	28,174	—
Other liabilities	28,532	21,427
Total liabilities	328,398	244,773
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized as of December 31, 2022 and 2021, respectively; zero shares issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized as of December 31, 2022 and 2021; 162,825,075 and 50,554,821 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	—
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized as of December 31, 2022 and 2021; 126,268,150 and 222,789,562 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	3

FRESHWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Additional paid-in capital	4,562,319	4,509,724
Accumulated other comprehensive loss	(7,431)	(747)
Accumulated deficit	(3,503,073)	(3,270,941)
Total stockholders' equity	1,051,818	1,238,039
Total liabilities and stockholders' equity	$1,380,216	$1,482,812
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$497,999	$371,022	$249,659
Cost of revenue	95,772	78,030	52,492
Gross profit	402,227	292,992	197,167
Operating expense:
Research and development	135,543	120,407	69,210
Sales and marketing	343,207	260,345	133,277
General and administrative	156,849	117,022	50,792
Total operating expenses	635,599	497,774	253,279
Loss from operations	(233,372)	(204,782)	(56,112)
Interest and other income, net	12,582	23,303	2,833
Loss before income taxes	(220,790)	(181,479)	(53,279)
Provision for income taxes	11,342	10,516	4,015
Net loss	(232,132)	(191,995)	(57,294)
Accretion of redeemable convertible preferred stock	—	(2,646,662)	(1,560,524)
Net loss attributable to common stockholders	$(232,132)	$(2,838,657)	$(1,617,818)
Net loss per share attributable to common stockholders - basic and diluted	$(0.82)	$(21.73)	$(21.03)
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	284,587	130,652	76,945
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(232,132)	$(191,995)	$(57,294)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(6,684)	(1,158)	272
Comprehensive loss	$(238,816)	$(193,153)	$(57,022)

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of January 1, 2020	153,938	$1,334,572	76,821	$1	$—	$139	$(1,122,861)	$(1,122,721)
Accretion of redeemable convertible preferred stock	—	1,560,524	—	—	(43,526)	—	(1,516,998)	(1,560,524)
Issuance of common stock upon exercise of stock options	—	—	798	—	246	—	—	246
Stock-based compensation	—	—	—	—	43,280	—	—	43,280
Unrealized gain on marketable securities	—	—	—	—	—	272	—	272
Net loss	—	—	—	—	—	—	(57,294)	(57,294)
Balances as of December 31, 2020	153,938	2,895,096	77,619	1	—	411	(2,697,153)	(2,696,741)
Accretion of redeemable convertible preferred stock	—	2,646,662	—	—	(2,264,869)	—	(381,793)	(2,646,662)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(153,938)	(5,541,758)	153,938	2	5,541,756	—	—	5,541,758
Issuance of common stock upon initial public offering, net of underwriting discount and offering expenses	—	—	31,350	—	1,062,058	—	—	1,062,058
Issuance of common stock upon exercise of stock options	—	—	537	—	94	—	—	94
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for tax purposes	—	—	9,850	—	(3,343)	—	—	(3,343)
Stock-based compensation	—	—	—	—	174,028	—	—	174,028
Unrealized loss on marketable securities	—	—	—	—	—	(1,158)	—	(1,158)
Net loss	—	—	—	—	—	—	(191,995)	(191,995)
Balances as of December 31, 2021	—	$—	273,294	$3	$4,509,724	$(747)	$(3,270,941)	$1,238,039

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	—	$—	273,294	$3	$4,509,724	$(747)	$(3,270,941)	$1,238,039
Issuance of common stock upon exercise of stock options	—	—	407	—	109	—	—	109
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for tax purposes	—	—	14,570	—	(167,745)	—	—	(167,745)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	—	—	822	—	10,870	—	—	10,870
Stock-based compensation	—	—	—	—	209,361	—	—	209,361
Unrealized loss on marketable securities	—	—	—	—	—	(6,684)	—	(6,684)
Net loss	—	—	—	—	—	—	(232,132)	(232,132)
Balances as of December 31, 2022	—	$—	289,093	$3	$4,562,319	$(7,431)	$(3,503,073)	$1,051,818

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows Operating Activities:
Net loss	$(232,132)	$(191,995)	$(57,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,504	13,294	11,169
Amortization of deferred contract acquisition costs	18,532	12,844	7,681
Non-cash lease expense	6,195	—	—
Stock-based compensation	207,696	173,443	43,280
Premium (discount) amortization on marketable securities	(1,627)	1,757	1,227
Gain realized on sale of marketable securities and non-marketable equity investments	—	(23,836)	(132)
Change in fair value of equity securities	(71)	(132)	(107)
Deferred income taxes	(2,405)	(1,907)	(2,360)
Other	887	(28)	143
Changes in operating assets and liabilities:
Accounts receivable	(18,892)	(17,509)	(9,932)
Deferred contract acquisition costs	(28,560)	(24,218)	(14,344)
Prepaid expenses and other assets	(8,141)	(5,942)	(8,165)
Accounts payable	77	1,986	53
Accrued and other liabilities	7,746	17,714	24,867
Deferred revenue	45,453	55,989	36,444
Operating lease liabilities	(8,787)	—	—
Net cash provided by (used in) operating activities	(2,525)	11,460	32,530
Cash Flows from Investing Activities:
Purchases of property and equipment	(7,129)	(5,565)	(4,383)
Proceeds from sale of property and equipment	137	620	—
Capitalized internal-use software	(5,116)	(3,552)	(4,631)
Sale of non-marketable equity investment	—	23,979	—
Purchases of marketable securities	(848,560)	(686,078)	(115,689)
Sales of marketable securities	92,786	131,170	18,658
Maturities and redemptions of marketable securities	483,055	119,130	101,445
Acquired intangible assets	—	—	(1,750)
Business combination, net of cash acquired	—	—	(5,075)
Net cash used in investing activities	(284,827)	(420,296)	(11,425)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts	—	1,069,348	—
Proceeds from issuance of common stock under employee stock purchase plan, net	10,870	—	—
Proceeds from exercise of stock options	109	94	246
Payment of withholding taxes on net share settlement of equity awards	(167,224)	(3,343)	—
Payment of deferred offering costs	(109)	(6,830)	—
Payment of acquisition-related liabilities	—	(900)	(2,155)
Net cash provided by (used in) financing activities	(156,354)	1,058,369	(1,909)

	Year Ended December 31,
	2022	2021	2020
Net increase (decrease) in cash, cash equivalents and restricted cash	(443,706)	649,533	19,196
Cash, cash equivalents and restricted cash, beginning of period	747,864	98,331	79,135
Cash, cash equivalents and restricted cash, end of period	$304,158	$747,864	$98,331

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$304,083	$747,861	$95,382
Restricted cash included in prepaid expenses and other current assets	3	—	1,930
Restricted cash included in other assets	72	3	1,019
Total cash, cash equivalents and restricted cash	$304,158	$747,864	$98,331

Supplemental cash flow information:
Cash paid for taxes	$13,412	$10,458	$5,075
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$14,903	$—	$—
Stock-based compensation capitalized as internal-use software	$1,665	$585	$—
Accretion of redeemable convertible preferred stock	$—	$2,646,662	$1,560,524
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$—	$5,541,758	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Description of Business
Freshworks Inc. (Freshworks or the Company) is a software development company that provides modern software-as-a-service (SaaS) products that are designed with the user in mind. The Company was incorporated in Delaware in 2010 and is headquartered in San Mateo, California, and has foreign subsidiaries located in India, Australia, the United Kingdom, Ireland, Germany, France, the Netherlands, and Singapore.
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
As detailed in Note 10—Stockholders' Equity and Stock-Based Compensation, under the 2011 Stock Plan, the Company granted employees restricted stock units (RSUs) with both a service and a liquidity performance condition. Upon the Company's IPO in September 2021, the liquidity event condition was met for all RSUs and the Company began to recognize stock-based compensation expense. RSUs that had already met the service condition at that date were entitled to one share of Class B common stock for each vested RSU.
Stock Split
In September 2021, the Company completed a 10-for-one forward stock split of the Company’s authorized, issued and outstanding stock. All share and per share information included in the accompanying consolidated financial statements and notes thereto has been adjusted on a retrospective basis to reflect this stock split.
2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency Remeasurement and Transactions
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in interest and other income, net in the consolidated statements of operations, and have not been material for the years ended December 31, 2022, 2021, and 2020.
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
•useful lives of long-lived assets;
•valuation of deferred tax assets;
•valuation of employee defined benefit plan and other compensation liabilities;
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
The Company sells subscriptions to third-party resellers. The price at which subscriptions are sold to the reseller is typically discounted, as compared to the price at which the Company would sell to an end customer, in order to enable the reseller to realize a margin on the eventual sale to the end customer. As pricing to the reseller is fixed, and the Company lacks visibility into the pricing provided by the reseller to the end customer, reseller revenue is recorded net of any reseller discounts.
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
Customers with Multiple Performance Obligations
Some of the Company’s contracts with customers contain both subscriptions and professional services. For these contracts, the Company accounts for individual performance obligations separately. The transaction price is allocated to the separate performance obligations on the basis of relative standalone selling price (SSP). The Company determines SSP by taking into consideration historical selling price of these performance obligations in similar transactions, as well as current pricing practices and other observable inputs including, but not limited to, customer size and geography. As the Company’s go-to-market strategies evolve, it may modify its pricing practices in the future, which could result in changes to SSP.
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
Advertising Costs
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. The Company recognized $47.2 million, $41.2 million, and $31.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Stock-Based Compensation
The Company issues stock options and RSUs to employees, consultants and directors, and stock purchase rights granted under the 2021 Employee Stock Purchase Plan (ESPP) to employees based on the estimated fair value on the date of the grant. Stock-based compensation expense is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period, which is the vesting period of the respective awards. Forfeitures are accounted for when they occur.
The fair value of RSUs is based on the closing market price of its Class A common stock on the date of the grant. Prior to the IPO, the Company determined the fair value of the common stock underlying stock options and RSUs by considering numerous objective and subjective factors including, but not limited to: (i) independent third-party valuations, (ii) the prices, rights, preferences, and privileges of the Company’s redeemable convertible preferred stock relative to its common stock, (iii) the lack of marketability of the common stock, (iv) current business conditions and financial projections, and (iv) the likelihood of achieving an IPO or sale event. The fair values of stock options and the stock purchase rights under the ESPP are estimated using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions represent the Company's best estimates and involve inherent uncertainties and the application of the Company's judgement. The main assumptions used in the Black-Scholes option-pricing model include:
Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The Company considers this appropriate as there is not sufficient historical information available to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected term for ESPP is the length of time from the grant date to the date on which the stock is purchased by the employees.
Stock price volatility—For the stock price volatility over the expected term of six months and one year, the Company estimates the stock price volatility using the combination of the average historical volatility of its own stock and those of comparable companies with similar characteristics to it. For expected term of greater than one year, since the Company's common stock lacks sufficient trading history, the stock price volatility over the expected term is estimated based on the average historical volatility of comparable companies with similar characteristics to those of the Company.
Risk-free interest rate—The risk-free interest rate is based on the yield of the U.S. treasury debt securities commensurate with the expected term.
Dividend yield—Since the Company has never paid and has no intention to pay cash dividends on its common stock, the dividend yield is zero.
For the performance-based award granted to the CEO with both a service-based vesting condition and a market condition (as discussed further in Note 10—Stockholders' Equity and Stock-Based Compensation), the Company determined the fair value of the award by using the Monte Carlo simulation model. The main assumptions used in the Monte Carlo simulation model include stock price volatility, risk-free interest rate, dividend yield and the measurement period, which is the period over which simulated stock prices of the Company are used to evaluate the possibility of achieving the specified stock price targets. Since both vesting conditions have to be met for each tranche of the award to ultimately vest, the associated stock-based compensation expense is recognized over the longer of the derived service period or the requisite service period, using the accelerated attribution method. Provided that the CEO remains employed by the Company in his current position, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price goals are achieved.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company has recorded a full valuation allowance against its U.S. deferred tax assets.
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
Marketable Securities
Marketable securities consist primarily of debt securities such as corporate bonds, commercial paper, U.S. treasury securities, and U.S. government agency securities. These securities are classified as available-for-sale securities at the time of purchase as they represent funds readily available for current operations, and the Company also has the ability and intent to liquidate them at any time to meet its operating cash needs, if necessary. All available-for-sale debt securities are recorded at their estimated fair value, with changes in fair value recognized as unrealized gains or losses in accumulated other comprehensive income. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. Expected credit losses are recorded in other income (expense), net, on the consolidated statements of income, and any remaining unrealized losses are recognized in accumulated other comprehensive income or loss in the stockholders' equity section of the consolidated balance sheets. Realized gains and losses are determined based on the specific identification method and are reported in interest and other income, net in the consolidated statements of operations. There were no credit losses or impairment on available-for-sale debt securities recognized for the years ended December 31, 2022, 2021, and 2020. The Company is not aware of any specific event or circumstances that would require the Company to change its assessment of credit losses for any marketable available-for-sale debt securities as of December 31, 2022.

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
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance is based on the Company’s assessment of the collectability of accounts and is recorded as an offset to revenue and deferred revenue. The Company regularly reviews the adequacy of the allowance by considering the age of each outstanding invoice and the collection history.
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
There were no customers that individually exceeded 10% of the Company’s revenue for the years ended December 31, 2022, 2021, and 2020 or that represented 10% or more of the Company’s consolidated accounts receivable balance as of December 31, 2022 and 2021.
The Company primarily relies upon Amazon Web Services (AWS) to provide its cloud computing infrastructure, serve customers and operate certain aspects of its services. Any disruption of AWS's services would impact the Company's operations and its business could be adversely impacted.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are incremental costs that are associated with acquiring customer contracts and consist primarily of sales commissions and the associated payroll taxes and certain referral fees paid to third-party resellers. The costs incurred upon the execution of initial and expansion contracts are primarily deferred and amortized over an expected benefit period of three years. The expected benefit period is determined by taking into consideration the Company’s contracts with customers, technology life cycle and other factors. The Company considers the expected benefit period to exceed the initial contract term for certain costs because of anticipated renewals and because sales commission rates for renewal contracts are not commensurate with sales commissions for initial contracts. The Company includes amortization of deferred commissions in sales and marketing expense in its consolidated statements of operations. There was no impairment loss in relation to the incremental selling costs capitalized for the years ended December 31, 2022, 2021, and 2020.
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
The Company also capitalizes certain costs related to its enterprise cloud computing services and certain projects for internal use incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Capitalized cloud computing costs are amortized on a straight-line basis over its estimated useful life.
Long-Lived Assets (Including Goodwill and Intangible Assets)
Long-lived assets with finite lives include property and equipment, capitalized internal-use software, right-of-use (ROU) assets and acquired intangible assets. The Company evaluates long-lived assets, including acquired intangible assets and capitalized internal-use software, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.
Goodwill is not amortized but rather is tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company elected to bypass the qualitative assessment, and performed a quantitative goodwill impairment test. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge in the amount of such excess is recorded to goodwill, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill during the years ended December 31, 2022, 2021, and 2020.
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
Since the plan is unfunded, no annual contributions are required to be made as per applicable regulations. Disclosures required under ASC 715—Compensation—Retirement Benefits, have been omitted because the Company has deemed them immaterial to its consolidated financial statements. The benefit plans had a plan benefit obligation of $9.6 million and $7.4 million as of December 31, 2022 and 2021, respectively. The long-term portion for the amount of $8.6 million and $6.7 million is included in other liabilities in the consolidated balance sheets as of December 31, 2022 and 2021, respectively. The current portion for the amount of $1.0 million and $0.7 million is included in accrued expenses the consolidated balance sheets as of December 31, 2022 and 2021, respectively
Leases
The Company leases office space under operating leases with expiration dates through 2031. The Company determines whether an arrangement constitutes a lease and records lease liabilities and ROU assets on its consolidated balance sheets at the lease commencement date. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on either the rate implicit in the lease or the Company's incremental borrowing rate (the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease), whichever is more readily determinable. The incremental borrowing rate is based on an estimate of the Company's expected unsecured borrowing rate for its notes, adjusted for tenor and collateralized security features. Lease liabilities due within 12 months are included within accrued liabilities on the Company's consolidated balance sheets. ROU assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the lease commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company. The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components.
For short-term leases, the Company records rent expense in its consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.
Recent Accounting Pronouncements
Accounting Standards Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as ROU assets with corresponding lease liabilities and eliminates certain real estate-specific provisions. The Company adopted this standard effective January 1, 2022 on a modified retrospective basis, and as such, results in comparative periods were not restated. As a result of the adoption, the Company recognized operating ROU assets of $24.3 million and operating lease liabilities of $28.8 million in its consolidated balance sheets on the adoption date. The Company has elected certain available practical expedients, which allow it to forego the reassessments of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company has also elected to combine lease and non-lease components for commercial lease arrangements. Additionally, the Company elected not to recognize operating ROU assets and the associated operating lease liabilities for leases with a term of 12 months or less from the lease commencement date.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. The standard primarily impacts the amortized cost of the Company's available-for-sale debt securities. The Company adopted this standard on January 1, 2022 using the modified retrospective approach, which did not result in a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The standard eliminates certain exceptions related to the approach for intraperiod tax allocation and the methodology for calculating income taxes in an interim period. The standard also simplifies aspects of accounting for franchise taxes and enacted changes in tax or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis for goodwill. The Company adopted this standard effective January 1, 2022, which did not result in a material impact on its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for the Company on January 1, 2023, to be applied prospectively to business combinations occurring on or after the effective date of the ASU, with early adoption permitted. The Company adopted this standard effective January 1, 2022, which did not result in any impact on its consolidated financial statements.
Effective December 31, 2022, the Company is no longer an emerging growth company. As a result, the Company started adopting new or revised accounting pronouncements at dates applicable to public companies.
3.Revenue From Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue by the Company’s service offerings (in thousands):

	Year Ended December 31,
	2022	2021	2020
Subscription services	$485,322	$360,506	$242,879
Professional services	12,677	10,516	6,780
Total revenue	$497,999	$371,022	$249,659
See Note 13 for revenue by geographic location.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements. The following table summarizes the changes in the balance of deferred revenue during the years (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of the year	$160,173	$104,184	$67,540
Add: Billings during the year	543,452	427,011	286,303
Less: Revenue recognized during the year	(497,999)	(371,022)	(249,659)
Balance at end of the year	$205,626	$160,173	$104,184
Revenue recognized during the years ended December 31, 2022, 2021, and 2020 from amounts included in deferred revenue at the beginning of these periods was $158.7 million, $103.8 million, and $67.5 million, respectively.
The aggregate balance of remaining performance obligations as of December 31, 2022 was $301.5 million. The Company expects to recognize $234.7 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of the year	$29,647	$18,273	$11,610
Add: Contract costs capitalized during the year	28,560	24,218	14,344
Less: Amortization of contract costs during the year	(18,532)	(12,844)	(7,681)
Balance at end of the year	$39,675	$29,647	$18,273

4.Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$219,512	$—	$—	$219,512
U.S. treasury securities	13,912	3	—	13,915
U.S. government agency securities	10,417	2	—	10,419
Corporate debt securities	1,995	1	—	1,996
Total cash equivalents	245,836	6	—	245,842
Debt securities:
U.S. treasury securities	441,909	36	(3,160)	438,785
U.S. government agency securities	301,009	35	(3,531)	297,513
Corporate debt securities	106,436	—	(817)	105,619
Total debt securities	849,354	71	(7,508)	841,917
Total cash equivalents and debt securities	$1,095,190	$77	$(7,508)	$1,087,759

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$684,485	$—	$—	$684,485
U.S. treasury securities	22,000	—	—	22,000
U.S. government agency securities	4,286	—	(1)	4,285
Corporate debt securities	15,998	—	—	15,998
Total cash equivalents	726,769	—	(1)	726,768
Debt securities:
U.S. treasury securities	442,715	2	(432)	442,285
U.S. government agency securities	75,725	—	(159)	75,566
Corporate debt securities	54,335	17	(175)	54,177
Total debt securities	572,775	19	(766)	572,028
Total cash equivalents and debt securities	$1,299,544	$19	$(767)	$1,298,796

The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of December 31, 2022 (in thousands):

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$190,820	$(1,794)	$105,115	$(1,366)	$295,935	$(3,160)
U.S. government agency securities	220,766	(2,245)	42,754	(1,286)	263,520	(3,531)
Corporate debt securities	30,485	(455)	22,864	(362)	53,349	(817)
Total	$442,071	$(4,494)	$170,733	$(3,014)	$612,804	$(7,508)
As of December 31, 2021, there were no securities that have been in a continuous unrealized loss position for 12 months or longer.
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Due within one year	$608,359	$604,039
Due after one year but within five years	240,995	237,878
Total	$849,354	$841,917
Accrued interest receivable of $2.8 million was classified as prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2022.
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of December 31, 2022 and 2021, the fair value of the term bond mutual funds was $1.5 million and $3.7 million, respectively. The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the consolidated statements of operations. The realized and unrealized gains recognized in the consolidated statements of operations for the term bond mutual funds were not material during the years ended December 31, 2022, 2021, and 2020.
Non-Marketable Equity Securities
Non-marketable equity securities represent the Company's interest in privately-held entities. The Company does not have significant influence over these investments, which do not have readily determinable fair values. Under ASU 2016-01, the Company has elected the measurement alternative to carry them at cost, less any impairment charges, and reports them under other assets in the consolidated balance sheets.
In September 2021, the Company sold its interest in a privately held entity for proceeds totaling $24 million, resulting in a gain of $23.8 million, which was recorded in interest and other income, net, in the consolidated statements of operations. As of December 31, 2022 and December 31, 2021, the Company's non-marketable equity securities were not material.

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
The Company did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of December 31, 2022 and 2021.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$219,512	$—	$219,512
U.S. treasury securities	13,915	—	13,915
U.S. government agency securities	—	10,419	10,419
Corporate debt securities	—	1,996	1,996
Marketable securities:
U.S. treasury securities	438,785	—	438,785
U.S. government agency securities	—	297,513	297,513
Corporate debt securities	—	105,619	105,619
Term bond mutual funds	—	1,488	1,488
Total financial assets	$672,212	$417,035	$1,089,247

	December 31, 2021
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$684,485	$—	$684,485
U.S. treasury securities	22,000	—	22,000
U.S. government agency securities	—	4,285	4,285
Corporate debt securities	—	15,998	15,998
Marketable securities:
U.S. treasury securities	442,285	—	442,285
U.S. government agency securities	—	75,566	75,566
Corporate debt securities	—	54,177	54,177
Term bond mutual funds	—	3,651	3,651
Total financial assets	$1,148,770	$153,677	$1,302,447

6.Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Computers	$16,552	$13,041
Capitalized internal-use software	20,230	14,178
Office equipment	3,744	3,375
Furniture and fixtures	8,881	8,395
Motor vehicles	1,158	1,421
Leasehold improvements	5,654	4,274
Construction in progress	224	—
Total property and equipment	56,443	44,684
Less: accumulated depreciation and amortization	(32,304)	(23,206)
Property and equipment, net	$24,139	$21,478
Capitalization of costs associated with internal-use software were $6.8 million, $4.1 million and $4.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense of capitalized internal-use software was $3.2 million, $2.5 million and $1.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the net carrying value of capitalized internal-use software was $11.2 million and $8.3 million, respectively.
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 totaled $6.7 million, $6.5 million, and $5.4 million, respectively.
Accrued and Other Liabilities
The following table summarizes accrued liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Accrued compensation	$20,192	$17,261
Accrued third-party cloud infrastructure expenses	2,752	2,785
Accrued reseller commissions	7,731	5,870
Accrued advertising and marketing expenses	4,465	6,022
Advanced payments from customers	3,480	3,260
Accrued taxes	7,730	10,777
Operating lease liabilities, current	6,775	—
Contributions withheld for employee stock purchase plan	1,546	4,211
Other accrued expenses	4,337	5,643
Total accrued liabilities	$59,008	$55,829
Noncurrent liabilities include $23.3 million and $14.9 million of long term accrued compensation as of December 31, 2022 and 2021, respectively.
7.    Business Combination, Asset Purchase and Intangible Assets, Net
Business Combinations and Asset Purchases
From time to time, the Company makes acquisitions of, or investments in companies or enters into asset purchase agreements that could enhance the functionality and features of the Company's software platform. In 2020, Freshworks completed a business acquisition and asset purchase which were not material. Substantially all of the consideration of the business acquisition was allocated to acquisition-related intangible assets and goodwill.
Intangible Assets, Net
Acquired intangible assets consist of developed technology and customer relationships and are amortized on a straight-line basis over their estimated useful lives. The following tables summarize acquired intangible assets as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
				(in years)
Developed technology	$10,496	$(10,338)	$158	0.2
Customer relationships	1,600	(1,455)	145	0.4
Total	$12,096	$(11,793)	$303

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
				(in years)
Developed technology	$10,496	$(9,147)	$1,349	0.9
Customer relationships	1,600	(1,055)	545	1.4
Total	$12,096	$(10,202)	$1,894
Total amortization of acquired intangible assets for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Developed technology
Cost of revenue	$1,191	$3,929	$3,867
Customer relationships:
Sales and marketing	$400	400	401
Total amortization expense	$1,591	$4,329	$4,268
As of December 31, 2022, the net book value of acquired intangible assets is expected to be fully amortized during the year ending December 31, 2023.
8.    Leases
The Company has operating leases primarily for office space. The leases have remaining lease terms of one to eight years, some of which include options to extend the lease for up to six years. The Company's leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

Operating Leases	December 31, 2022
Operating lease cost	$8,312
Short-term lease cost	1,162
Variable lease cost	2,797
Rent expense for operating leases recognized prior to our adoption of Topic 842 for the years ended December 31, 2021 and 2020 was $9.7 million and $10.2 million, respectively.

The weighted-average remaining term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	December 31, 2022
Weighted-average remaining lease term (in years)	4.81
Weighted-average discount rate	7.4%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

Year Ended
Supplemental Cash Flow Information:	December 31, 2022
Cash payments included in the measurement of operating lease liabilities	$8,885
Operating ROU assets obtained in exchange for lease obligations	14,903
Maturities of the operating lease liabilities are as follows (in thousands):

Year Ending December 31:	Operating Leases
2023	$9,186
2024	9,715
2025	8,759
2026	5,499
2027	4,206
Thereafter	5,760
Total lease payments	43,125
Less: imputed interest	(8,176)
Present value of operating lease liabilities	$34,949
As of December 31, 2022, there were no future payments related to signed leases that have not yet commended.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2021, were as follows (in thousands):

Year ending December 31,	Operating Leases
2022	$6,954
2023	6,790
2024	6,642
2025	5,976
2026	3,579
Thereafter	4,304
Total minimum future payments	$34,245

9.    Commitments and Contingencies
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of December 31, 2022 are presented in the table below (in thousands):

Year ending December 31,	Contractual Commitments
2023	$46,191
2024	46,965
2025	11,982
Total	$105,138
Litigation and Loss Contingencies
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us, certain of our current officers and directors, and underwriters of the IPO. The complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in the IPO. The Company and the other defendants intend to vigorously defend against the claims in this action.
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
10.    Stockholders' Equity and Stock Based Compensation
Common Stock
The Company has two classes of common stock: Class A common stock and Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock are referred to as common stock throughout these notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock automatically convert to Class A common stock upon the following: (1) sale or transfer of such share of Class B common stock, except for certain permitted transfers as described in our amended and restated certificate of incorporation; (2) the death of such Class B common stockholder (or nine months after the date of death if the stockholder is our founder); and (3) on the final conversion date, defined as the earlier of (a) the last trading day of the fiscal year following the seventh anniversary of the Company's IPO; or (b) the date specified by a vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a single class.

Comprehensive Loss
Comprehensive loss is comprised of two components—net loss and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized gains or losses on available-for-sale debt securities recognized during the period.
The following tables shows the change in unrealized gains or losses within accumulated other comprehensive (loss) income:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$(747)	$411	$139
Unrealized (losses) gains on available-for-sale debt securities	(6,684)	(1,152)	405
Reclassification of unrealized gains to interest and other income, net, in the consolidated statements of operations	—	(6)	(133)
Net impact to other comprehensive (loss) income in current period	(6,684)	(1,158)	272
Ending balance	$(7,431)	$(747)	$411
Equity Compensation Plans
In August 2021, the board of directors (the Board) adopted the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (ESPP), effective upon the Company's IPO. Pursuant to the 2021 Plan, the Board may grant incentive stock options to purchase shares of the Company’s common stock, non-statutory stock options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, RSUs, performance awards (PRSUs) and other awards. The ESPP enables eligible employees to purchase the Company's Class A common stock. Both the 2021 Plan and ESPP include an automatic increase to their shares reserve on January 1 of each year as set forth in the respective plan documents.
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
In September 2022, the Company hired a President and granted him 1,732,501 RSUs under the Inducement Plan and stock options to purchase up to 1,815,980 shares of Class A common stock, of which stock options to purchase up to 1,776,780 shares of Class A common stock were granted under the Inducement Plan and the remaining under the 2021 Plan. Each award will vest over four years with 25% of the shares vesting on the first anniversary of the grant date and the remaining 75% of the shares vesting in equal quarterly installments thereafter, subject to continued employment.
Shares of common stock reserved for future issuance were as follows (in thousands):

December 31,
2022
2011 Stock Plan:
Options and RSUs outstanding	21,380
2021 Equity Incentive Plan:
RSUs outstanding	10,122
Shares reserved for future award issuances	52,178
2022 Inducement Plan:
Options and RSUs outstanding	3,509
Shares reserved for future award issuances	6,491
2021 Employee Stock Purchase Plan	8,371
Total shares of common stock reserved for issuance	102,051

Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of the Company’s common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on May 15 and November 15 of each year, except for the first purchase period, which began upon the completion of the IPO in September 2021 and ended on May 13, 2022. The Company issued 822,423 shares under the ESPP during the year ended December 31, 2022, net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the United States, with a weighted average purchase price of $13.33 and aggregate net proceeds of $10.9 million. During the year ended December 31, 2021, no shares were purchased under the ESPP.
The ESPP also includes a reset provision for the purchase price if the fair market value of a share of the Company's common stock on the first day of any purchase period is less than or equal to the fair market value of a share of the Company's common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. The reset provision under the ESPP was triggered on May 16, 2022, and again on November 16, 2022. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. The modifications did not have a material effect on the Company's stock-based compensation expense during the year ended December 31, 2022.
As of December 31, 2022 and 2021, the Company has withheld $1.5 million and $4.2 million of contributions from its employees.
During the years ended December 31, 2022 and 2021, the Company recognized $12.2 million and $3.5 million of stock-based compensation expense related to the ESPP, respectively.
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

	Year Ended December 31,
Valuation Assumption Inputs	2022	2021
Expected term (in years)	0.5 - 2.0	0.6 - 2.1
Stock price volatility	55.8% - 84.5%	47.7% - 58.5%
Risk-free interest rate	1.54% - 4.62%	0.06% - 0.29%
Dividend yield	0.00%	0.00%
Stock Options
Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant, have a 10-year contractual term, and vest over a four-year period.

Stock option activity during the year ended December 31, 2022 is as follows (in thousands, except per share data):

Share Information:	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2021	1,348	$0.27	3.6	$35,020
Stock options granted	1,816	$13.61
Stock options exercised	(406)	$0.27
Stock options cancelled / forfeited / expired	—	$—
Balance as of December 31, 2022	2,758	$9.06	7.3	$15,595
Options vested and expected to vest as of December 31, 2022	2,758	$9.06	7.3	$15,595
Options exercisable as of December 31, 2022	942	$0.27	2.7	$13,598
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $5.9 million, $14.0 million, and $9.8 million, respectively.
The weighted-average grant date fair value of stock options granted was $8.26 per share during the year ended December 31, 2022. There were no options granted during the years ended December 31, 2021 and 2020.
Determination of Fair Value of Stock Options
The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires certain complex valuation assumption inputs such as expected term, expected stock price volatility, risk-free interest rate, and dividend yield. The following table summarizes the valuation assumptions used in estimating the fair value of stock options granted during the year:

Year Ended December 31,
Valuation Assumption Inputs	2022
Expected term (in years)	6.1
Stock price volatility	65.0%
Risk-free interest rate	3.37%
Dividend yield	—%
Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and vest over a four-year period.
RSU activity, which includes PRSUs, during the year ended December 31, 2022 is as follows (in thousands, except per share data):

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, as of December 31, 2021	47,830	$14.47
Granted	13,054	$16.88
Vested (1)	(24,397)	$9.63
Forfeited	(4,234)	$16.24
Unvested, as of December 31, 2022	32,253	$18.86
(1)    During the year ended December 31, 2022 total shares that vested were 24.4 million, of which 9.8 million shares were withheld for tax withholding requirements.

The total fair value of vested RSUs during the years ended December 31, 2022, 2021, and 2020 were $235.0 million, $51.3 million, and zero, respectively.
Performance-Based Awards
In May 2019, the Board approved a grant of 166,390 shares PRSUs to the Company’s CEO. The vesting of these PRSUs is contingent upon the satisfaction of certain milestones. The revenue-related milestone and the liquidity event condition were met prior to December 31, 2021 upon the completion of the IPO as described in Note 1 - Description of Business. Upon completion of the IPO, the time-based vesting was the only condition yet to be satisfied over the remaining requisite service period. The number of shares to vest subject to this condition is insignificant.
In September 2021, the Board approved a grant of 6,000,000 PRSUs to the Company's CEO with a time-based service condition beginning January 1, 2022, and a market condition involving five separate stock price targets ranging from $70.00 to $200.00 per share for each of the five vesting tranches (CEO Performance Award). These stock price targets are measured based on the average closing price over a consecutive 60-trading day period, beginning on the first trading day after the expiration of the final lock-up period in February 2022. The vesting of the CEO Performance Award is contingent upon the completion of the requisite service through January 1, 2029 and the achievement of the specified stock price target in each tranche on or before January 1, 2029. The stock price targets are not required to be achieved within the service period of each tranche, and accordingly, multiple tranches can vest at the same date if the specified stock price targets are achieved after December 31, 2025. The CEO Performance Award had a total grant date fair value of $131.0 million.
The fair value of the CEO Performance Award was determined at grant date by using the Monte Carlo simulation model, which requires certain complex valuation assumption inputs such as measurement period, expected stock price volatility, risk-free interest rate and dividend yield.
The valuation assumptions using the Monte Carlo simulation model at the date of grant were:

Valuation Assumption Inputs
Measurement period (in years)	7.0
Stock price volatility	60.0%
Risk-free interest rate	1.12%
Dividend yield	—%
For the years ended December 31, 2022 and 2021, the Company recognized $27.6 million and $9.0 million of stock-based compensation expense associated with performance-based awards, respectively, which were primarily related to the CEO Performance Award. There were no stock-based compensation expense associated with performance-based awards during the year ended December 31, 2020.
Stock-Based Compensation
Total stock-based compensation expense recorded for the years ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Equity awards:
Cost of revenue	$7,039	$5,604	$—
Research and development (1)	36,413	45,162	8
Sales and marketing (2)	64,328	53,169	7
General and administrative (3)	99,916	69,508	29
Total employee awards	207,696	173,443	44
Secondary transaction	—	—	43,236
Stock-based compensation, net of amounts capitalized	207,696	173,443	43,280
Capitalized stock-based compensation	1,665	585	—
Total stock-based compensation expense	$209,361	$174,028	$43,280
(1) Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software for the years ended December 31, 2022 and 2021.

(2) Sales and marketing expense for the year ended December 31, 2022 includes $3.2 million of stock-based compensation expense associated with RSU and options granted to the President in September 2022.
(3) General and administrative expense includes $55.9 million and $19.1 million of stock-based compensation expense associated with RSUs and PRSUs primarily granted to the CEO in September 2021 for the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2021, stock-based compensation expense of $173.4 million included a cumulative charge associated with certain RSUs for which the service-based vesting condition was satisfied upon the completion of the IPO (liquidity event), as further described in Note 1—Description of Business.
During the year ended December 31, 2020, stock-based compensation included expenses recognized from employee stock-based awards, and the excess value of $43.2 million paid to repurchase shares in a secondary transaction. The excess value was comprised of $10.8 million recorded in general and administrative expense for the repurchase of redeemable convertible preferred stock (as described below), and $32.4 million for the repurchases of shares of common stock from the Company’s founders and a number of employees, of which $16.5 million and $15.9 million were recorded in general and administrative expense and research and development, respectively.
In January 2020, an investor, also a member of the Board at that time, entered into a secondary transaction to sell 26,210 shares of redeemable convertible Series A preferred stock, 1,314,830 shares of redeemable convertible Series B preferred stock, and 448,110 shares of redeemable convertible Series C preferred stock to a new investor for a total price in excess of the fair value of the shares. The sale was facilitated by the Company and deemed compensatory to the seller. The amount paid by the investor to acquire the shares was $25.5 million, while the fair value of the shares on the transaction date was $14.7 million. The excess value of $10.8 million was recognized as stock-based compensation expense.
As of December 31, 2022, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	December 31, 2022
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PSUs	$531,758	3.0
Stock options	13,758	3.7
ESPP	12,606	1.1
Total unrecognized stock-based compensation expense	$558,122

11.     Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its redeemable convertible preferred stock, stock options and RSUs as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders in the periods presented, as their effect was antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(232,132)	$(191,995)	$(57,294)
Accretion of redeemable convertible preferred stock	—	(2,646,662)	(1,560,524)
Net loss attributable to Class A and Class B common stockholders - basic and diluted	$(232,132)	$(2,838,657)	$(1,617,818)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	284,587	130,652	76,945
Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(0.82)	$(21.73)	$(21.03)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	153,938
RSUs and PRSUs	32,253	47,830	33,928
Stock options	2,758	1,348	2,096
ESPP	124	160	—
Total	35,135	49,338	189,962

12.     Income Taxes
The Company’s net loss before provision for income taxes for the years ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(252,261)	$(211,844)	$(69,102)
Foreign	31,471	30,365	15,823
Total	$(220,790)	$(181,479)	$(53,279)
The components of the provision for income taxes for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Domestic	$2,137	$2,876	$(12)
Foreign	11,610	9,547	6,387
Deferred:
Domestic	—	—	—
Foreign	(2,405)	(1,907)	(2,360)
Total provision for income taxes	$11,342	$10,516	$4,015
The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Federal income tax	21.0%	21.0%	21.0%
Stock-based compensation	(1.6)	2.1	(17.1)
Change in valuation allowance	(22.4)	(25.4)	(11.8)
Earnings from foreign subsidiaries	(1.2)	(0.5)	(1.3)
Other items	(0.9)	(3.0)	1.6
Total provision for income taxes	(5.1)%	(5.8)%	(7.6)%

The components of the Company’s net deferred tax assets as of December 31, 2022 and 2021, were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$100,090	$78,077
Foreign tax credit carryforwards	4,955	4,955
Capitalized R&E under IRC 174	36,970	—
Stock-based compensation	4,337	9,643
Accruals and Reserves	9,032	6,584
Depreciation and amortization	1,449	1,633
Allowance for uncollectible accounts	212	66
Operating lease liability	19,207	—
Total deferred tax assets	176,252	100,958
Less: valuation allowance	(146,134)	(89,903)
Deferred tax assets, net of valuation allowance	30,118	11,055
Deferred tax liabilities:
Commissions	(6,146)	(4,771)
Operating lease right-of-use assets	(15,283)	—
Net deferred tax assets	$8,689	$6,284
The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed. The Company’s valuation allowance increased by $56.2 million and $48.8 million during the years ended December 31, 2022 and 2021, respectively.
The Tax Cuts and Jobs Act of 2017 (TCJA) made a significant change to Internal Revenue Code Section 174, which went into effect for taxable years beginning after December 31, 2021. The change requires Companies to capitalize specific research and experimental (“R&E”) expenditures and amortize over five years for U.S. incurred R&E or fifteen years for foreign incurred R&E beginning on January 1, 2022. Since the Company generated enough pre-tax loss in 2022, this legislation did not result in an increase in U.S. federal and state cash tax payments.
The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the United States.
Net Operating Loss and Credit Carryforwards
As of December 31, 2022, the Company has U.S. federal net operating loss carryforwards of approximately $429.6 million, of which $10.7 million are subject to limitation under Internal Revenue Code Section 382 (IRC Section 382). The net operating loss carryforwards for all the states in the United States is $151.4 million as of December 31, 2022. The federal net operating loss carryforwards that were generated prior to the 2018 tax year will begin to expire in 2030 if not utilized. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits the Company’s ability to utilize carryforwards to 80% of taxable income, however, these operating losses may be carried forward indefinitely. The state net operating loss carryforwards will begin to expire in 2032 if not utilized. The Company has foreign tax credits of $5.0 million that will expire in 2027 if not utilized.
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of IRC Section 382 and similar state provisions. The annual limitation may result in the inability to fully offset future annual taxable income and could result in the expiration of net operating loss carryforwards before utilization. The Company continually monitors the impact to net operating losses of any ownership changes.

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
The Company recognizes financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has no likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2022 and 2021, the Company had gross unrecognized tax benefits of $3.6 million and $2.2 million, respectively, all of which would affect income tax expense, if recognized, after consideration of valuation allowance. The Company did not have any unrecognized tax benefits with a significant impact on its financial statements as of December 31, 2020.
The following table presents a reconciliation of the beginning and ending amount of the unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Unrecognized gross tax benefits at the beginning of the period	$2,227	$—
Increases related to prior year tax positions	—	1,269
Decreases related to prior year tax positions	(6)	—
Increases in current year unrecognized benefits	1,426	958
Unrecognized gross tax benefits at the end of the period	$3,647	$2,227
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Accrued interest of $0.8 million and $0.5 million has been recorded as of December 31, 2022 and 2021, respectively.
The Company's major tax jurisdictions are India and the United States and also files income tax returns in various U.S. states and foreign jurisdictions. Carryover attributes beginning December 31, 2008, remain open to adjustment by the U.S. federal and state authorities. The U.S. federal, state, and foreign jurisdictions have statutes of limitations that generally range from three to five years. Due to the Company’s net losses, substantially all of its federal and state income tax returns are subject to examination since inception. As of December 31, 2022, the Company is currently under examinations in India and Germany. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.
13.     Geographic Information
Revenue by geographic location is determined based on the customers' billing address. The following table summarizes revenue by geographic region (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America	$216,112	$160,224	$111,644
Europe, Middle East and Africa	193,899	152,542	98,992
Asia Pacific	74,948	49,933	33,445
Other	13,040	8,323	5,578
Total revenue	$497,999	$371,022	$249,659
Revenue from North America primarily includes revenue from the United States. For the years ended December 31, 2022, 2021 and 2020, revenue generated from the United States was $192.2 million, $142.9 million and $99.2 million, or 39%, 39% and 40% of total consolidated revenue, respectively. The United Kingdom, categorized within Europe, Middle East and Africa in the table above, contributed $63.8 million $52.9 million and $33.2 million or 13%, 14% and 13% of total consolidated revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	December 31,
	2022	2021
North America	$23,839	$13,780
Europe, Middle East and Africa	4,039	578
Asia Pacific	29,285	9,015
Total long-lived assets	$57,163	$23,373
Primary all of the long-lived assets in North America are located in the United States, and primarily all the long lived assets in Asia Pacific are located in India.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.
In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level, that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our co-chief executive officers and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph) is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Part IV
Item 15.    Exhibits and Financial Statement Schedules.
(a) Financial Statements
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(b) Financial Statement Schedule
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.
(c) Exhibits.
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
4.1	Form of Class A common stock certificate of Freshworks Inc.	S-1/A	333-259118	4.1	September 13, 2021
4.2	Seventh Amended and Restated Investors’ Rights Agreement by and among Freshworks Inc. and certain of its stockholders, dated December 16, 2019.	S-1	333-259118	4.2	August 27, 2021
4.3	Voting Agreement by and among Freshworks Inc. and certain of its stockholders, dated August 26, 2021.	S-1	333-259118	4.3	August 27, 2021
4.4	Description of Securities.	10-K	001-40806	4.4	February 23, 2022
10.1†	Freshworks Inc. 2011 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-259118	10.1	August 27, 2021
10.2†	Freshworks Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259118	10.2	September 13, 2021
10.3†	Freshworks Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259118	10.3	September 13, 2021
10.4†	Freshworks Inc. 2022 Cash Incentive Plan.	10-Q	001-40806	10.4	May 6, 2022
10.5†	Description of Freshworks Inc. Non-Employee Director Compensation Program.	S-1	333-259118	10.5	August 27, 2021
10.6†	Amended and Restated Offer Letter by and between Freshworks Inc. and Rathna Girish Mathrubootham, dated August 25, 2021.	S-1	333-259118	10.6	August 27, 2021
10.7†	Amended and Restated Offer Letter by and between Freshworks Inc. and Tyler Sloat, dated August 25, 2021.	S-1	333-259118	10.7	August 27, 2021
10.8†	Amended and Restated Offer Letter by and between Freshworks Inc. and Jose Morales, dated August 25, 2021.	S-1	333-259118	10.8	August 27, 2021
10.9†	Amended and Restated Offer Letter by and between Freshworks Inc. and Stacey Epstein, dated August 25, 2021.	S-1	333-259118	10.9	August 27, 2021
10.10†	Amended and Restated Offer Letter by and between Freshworks Inc. and Srinivasagopalan Ramamurthy, dated August 25, 2021.	S-1	333-259118	10.10	August 27, 2021
10.11	Lease by and between Freshworks Inc. and Bay Meadows Station 2 Investors, LLC, dated September 20, 2018.	S-1	333-259118	10.11	August 27, 2021

10.12	Lease Deed by and between Registrant and Faery Estates Private Limited, dated December 20, 2018.	S-1	333-259118	10.12	August 27, 2021
10.13	Lease Deed by and between Registrant and Faery Estates Private Limited, dated December 27, 2018.	S-1	333-259118	10.13	August 27, 2021
10.14	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 20, 2019.	S-1	333-259118	10.14	August 27, 2021
10.15	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 20, 2019.	S-1	333-259118	10.15	August 27, 2021
10.16	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 31, 2019.	S-1	333-259118	10.16	August 27, 2021
10.17	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 31, 2019.	S-1	333-259118	10.17	August 27, 2021
10.18	Lease Deed by and between Registrant and Faery Estates Private Limited, dated November 29, 2019.	S-1	333-259118	10.18	August 27, 2021
10.19†	Form of Indemnification Agreement entered into by and between Freshworks Inc. and each director and executive officer.	S-1/A	333-259118	10.19	September 13, 2021
10.20†	2022 Inducement Plan and forms of agreements thereunder.	S-8	333-267201	4.2	August 31, 2022
10.21†	2022 Inducement Plan Form of Global RSU Grant Package.	S-8	333-267201	4.3	August 31, 2022
10.22†	2022 Inducement Plan Form of Global Stock Option Grant Package.	S-8	333-267201	4.4	August 31, 2022
10.23†	Offer Letter by and between Freshworks Inc. and Dennis Woodside dated August 15, 2022.	10-Q	001-40806	10.4	November 4, 2022
10.24†	Freshworks Inc. 2023 Cash Incentive Plan					X
10.25	Lease Deed by and between Registrant and Airoli ITP Development Private Limited, dated December 14, 2022					X
21.1	List of subsidiaries of Freshworks Inc.	S-1	333-259118	21.1	August 27, 2021
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Section 302 Certification of Principal Executive Officer					X
31.2	Section 302 Certification of Principal Financial Officer					X
32.1#	Section 906 Certification of Principal Executive Officer					X
32.2#	Section 906 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on February 23, 2023.

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

Signature	Title	Date

/s/ Rathna Girish Mathrubootham	Chief Executive Officer and Chairman (Principal Executive Officer)	February 23, 2023
Rathna Girish Mathrubootham

/s/ Tyler Sloat	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023
Tyler Sloat

/s/ Roxanne S. Austin	Director	February 23, 2023
Roxanne S. Austin

/s/ Johanna Flower	Director	February 23, 2023
Johanna Flower

/s/ Sameer Gandhi	Director	February 23, 2023
Sameer Gandhi

/s/ Randy Gottfried	Director	February 23, 2023
Randy Gottfried

/s/ Zachary Nelson	Director	February 23, 2023
Zachary Nelson

/s/ Barry Padgett	Director	February 23, 2023
Barry Padgett

/s/ Jennifer Taylor	Director	February 23, 2023
Jennifer Taylor

/s/ Dennis M. Woodside	Director	February 23, 2023
Dennis M. Woodside