Form 10-Q
period 2023-03-31
Freshworks Inc.
filed 2023-05-04
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No  ☒
As of April 28, 2023, the number of shares of registrant’s Class A common stock outstanding was 168,032,444 and the number of shares of the registrant’s Class B common stock outstanding was 123,110,145.

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
•the effects of macroeconomic uncertainties, including rising interest rates, foreign exchange rate volatility, global geopolitical uncertainties, inflationary pressures, the ongoing impacts of the COVID-19 pandemic and other macroeconomic factors beyond our control;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$344,487	$304,083
Marketable securities	806,122	843,405
Accounts receivable, net of allowance of $7,288 and $6,628	72,807	70,470
Deferred contract acquisition costs	20,761	20,139
Prepaid expenses and other current assets	46,487	38,913
Total current assets	1,290,664	1,277,010
Property and equipment, net	24,214	24,139
Operating lease right-of-use assets	31,175	33,024
Deferred contract acquisition costs, noncurrent	18,865	19,536
Goodwill	6,181	6,181
Deferred tax assets	8,645	8,689
Other assets	11,098	11,637
Total assets	$1,390,842	$1,380,216
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,415	$5,908
Accrued liabilities	58,327	59,008
Deferred revenue	220,550	205,626
Income tax payable	2,177	1,150
Total current liabilities	285,469	271,692
Operating lease liabilities, non-current	26,183	28,174
Other liabilities	28,748	28,532
Total liabilities	340,400	328,398
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized; 167,518,238 and 162,825,075 shares issued and outstanding	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized; 123,016,745 and 126,268,150 shares issued and outstanding	1	1
Additional paid-in capital	4,600,688	4,562,319
Accumulated other comprehensive loss	(4,512)	(7,431)
Accumulated deficit	(3,545,737)	(3,503,073)
Total stockholders' equity	1,050,442	1,051,818
Total liabilities and stockholders' equity	$1,390,842	$1,380,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$137,692	$114,637
Cost of revenue	25,236	22,395
Gross profit	112,456	92,242
Operating expense:
Research and development	32,857	30,717
Sales and marketing	86,810	71,466
General and administrative	40,896	37,183
Total operating expenses	160,563	139,366
Loss from operations	(48,107)	(47,124)
Interest and other income, net	9,479	602
Loss before income taxes	(38,628)	(46,522)
Provision for income taxes	4,036	2,537
Net loss	(42,664)	(49,059)
Net loss per share - basic and diluted	$(0.15)	$(0.18)
Weighted average shares used in computing net loss per share - basic and diluted	290,133	278,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(42,664)	$(49,059)
Other comprehensive loss:
Change in unrealized loss on marketable securities	2,922	(3,606)
Net change on cash flow hedges	(3)	—
Total other comprehensive income (loss)	2,919	(3,606)
Comprehensive loss	$(39,745)	$(52,665)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2022	289,093	$3	$4,562,319	$(7,431)	$(3,503,073)	$1,051,818
Issuance of common stock upon exercise of stock options	19	—	6	—	—	6
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,423	—	(12,845)	—	—	(12,845)
Stock-based compensation	—	—	51,208	—	—	51,208
Other comprehensive income	—	—	—	2,919	—	2,919
Net loss	—	—	—	—	(42,664)	(42,664)
Balances as of March 31, 2023	290,535	$3	$4,600,688	$(4,512)	$(3,545,737)	$1,050,442

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balances as of December 31, 2021	273,294	$3	$4,509,724	$(747)	$(3,270,941)	$1,238,039
Issuance of common stock upon exercise of stock options	113	—	29	—	—	29
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	9,663	—	(120,810)	—	—	(120,810)
Stock-based compensation	—	—	46,625	—	—	46,625
Unrealized loss on marketable securities	—	—	—	(3,606)	—	(3,606)
Net loss	—	—	—	—	(49,059)	(49,059)
Balances as of March 31, 2022	283,070	$3	$4,435,568	$(4,353)	$(3,320,000)	$1,111,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(42,664)	$(49,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,112	2,973
Amortization of deferred contract acquisition costs	5,617	4,275
Non-cash lease expense	1,850	1,404
Stock-based compensation	50,694	46,625
Premium (discount) amortization on marketable securities	(3,520)	766
Change in fair value of equity securities	(15)	(85)
Deferred income taxes	113	309
Other	85	754
Changes in operating assets and liabilities:
Accounts receivable	(2,490)	3,160
Deferred contract acquisition costs	(5,568)	(5,600)
Prepaid expenses and other assets	(7,248)	(8,685)
Accounts payable	(1,494)	(2,059)
Accrued and other liabilities	(392)	(4,972)
Deferred revenue	14,924	14,239
Operating lease liabilities	(1,500)	(2,690)
Net cash provided by operating activities	11,504	1,355
Cash Flows from Investing Activities:
Purchases of property and equipment	(383)	(1,397)
Proceeds from sale of property and equipment	24	17
Capitalized internal-use software	(2,025)	(1,344)
Purchases of marketable securities	(217,754)	(151,408)
Sales of marketable securities	—	58,736
Maturities and redemptions of marketable securities	261,474	69,750
Net cash provided by (used in) investing activities	41,336	(25,646)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	6	28
Payment of withholding taxes on net share settlement of equity awards	(12,434)	(119,948)
Payment of deferred offering costs	—	(109)
Net cash used in financing activities	(12,428)	(120,029)
Net increase (decrease) in cash, cash equivalents and restricted cash	40,412	(144,320)
Cash, cash equivalents and restricted cash, beginning of period	304,158	747,864
Cash, cash equivalents and restricted cash, end of period	$344,570	$603,544

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$344,487	$603,466
Restricted cash included in prepaid expenses and other current assets	3	46
Restricted cash included in other assets	80	32
Total cash, cash equivalents and restricted cash	$344,570	$603,544

Supplemental cash flow information:
Cash paid for taxes	$2,158	$3,649
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$5,324
Stock-based compensation capitalized as internal-use software	$514	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Freshworks Inc. (Freshworks, or the Company) is a software development company that provides modern software-as-a-service (SaaS) products that are designed with the user in mind. The Company was incorporated in Delaware in 2010 and is headquartered in San Mateo, California.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation.
Unaudited Interim Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations, of comprehensive loss, of cash flows, and of stockholders’ equity for the three months ended March 31, 2023 and 2022, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023.
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
Concentrations of Risk
Financial instruments that potentially expose the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. The Company’s cash, cash equivalents and marketable securities are generally held with large financial institutions and are in excess of the federally insured limits provided on such deposits. In addition, the Company has cash and cash equivalents held in international bank accounts, which are denominated primarily in Euros, British Pounds, and Indian Rupees.
There were no customers that individually exceeded 10% of the Company’s revenue for the three months ended March 31, 2023 and 2022 or that represented 10% or more of the Company’s consolidated accounts receivable balance as of March 31, 2023.
The Company primarily relies upon its third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact the Company's operations and its business could be adversely impacted.
Significant Accounting Policies
The Company's significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three months ended March 31, 2023. However, starting in 2023, the Company entered into foreign exchange forward contracts to hedge a portion of its forecasted foreign currency expenses and while the impact of the Company's derivative instruments are not material to its condensed consolidated financial statements, the accounting policy on Derivative Instruments is discussed below.
Derivative Instruments
The Company enters into foreign currency forward contracts, most of which were designated as cash flow hedges, in order to manage the volatility of cash flows that relate to cost of revenues and operating expenses denominated in Indian Rupee. All derivative instruments are measured at fair value based upon quoted market prices for comparable instruments and as such, classified within Level 2 of the fair value hierarchy. Derivative assets and liabilities are presented on a gross basis on the condensed consolidated balance sheets under prepaid expenses and other current assets and accrued liabilities, respectively.
Gains or losses related to cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI) on the condensed consolidated statements of stockholders' equity until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within interest and other income. Changes in the fair value of currency forward exchange contracts due to changes in time value were excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. A majority of the balance related to foreign exchange derivative instruments included in AOCI at March 31, 2023 is expected to be reclassified into earnings within 12 months.

Derivative instruments are classified in the condensed consolidated statements of cash flows as cash from operating activities, which reflect the classification of the underlying hedged transactions.
The Company does not use derivative financial instruments for trading or speculative purposes.
As of March 31, 2023, the total notional amount of outstanding designated foreign currency forward contracts was $22.3 million. The fair value of derivative assets and liabilities as of March 31, 2023, and all related unrealized and realized gains and losses during the three months ended March 31, 2023 were not material.
Entering into derivative instruments exposes the Company to credit risk to the extent that the counterparties are unable to meet the terms of the contract. The Company mitigates this credit risk by transacting with major financial institutions with high credit ratings. In addition, the Company has entered into master netting arrangements that mitigates credit risk by permitting net settlement of transactions. As such, the Company's exposure is not considered significant. The Company does not have any collateral requirements with its counterparties.
Recent Accounting Pronouncements
There have been no recently issued accounting pronouncements that are expected to have a material impact on the Company's condensed consolidated financial statements.

2. Revenue From Contracts with Customers
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
Disaggregation of Revenue
The following table summarizes revenue by the Company’s service offerings (in thousands):

	Three Months Ended March 31,
	2023	2022
Subscription services	$134,023	$111,397
Professional services	3,669	3,240
Total revenue	$137,692	$114,637
See Note 11 for revenue by geographic location.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements.
Revenue recognized during the three months ended March 31, 2023 and 2022 from amounts included in deferred revenue at the beginning of these periods was $93.7 million and $72.2 million, respectively.
The aggregate balance of remaining performance obligations as of March 31, 2023 was $325.6 million. The Company expects to recognize $253.7 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.

Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$39,675	$29,647
Add: Contract costs capitalized during the period	5,568	5,600
Less: Amortization of contract costs during the period	(5,617)	(4,275)
Balance at end of the period	$39,626	$30,972

3. Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$155,266	$—	$—	$155,266
U.S. treasury securities	37,797	9	—	37,806
U.S. government agency securities	48,796	18	—	48,814
Corporate debt securities	10,474	—	—	10,474
Total cash equivalents	252,333	27	—	252,360
Debt securities:
U.S. treasury securities	346,566	95	(1,621)	345,040
U.S. government agency securities	376,006	232	(2,691)	373,547
Corporate debt securities	86,564	—	(550)	86,014
Total debt securities	809,136	327	(4,862)	804,601
Total cash equivalents and debt securities	$1,061,469	$354	$(4,862)	$1,056,961

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$219,512	$—	$—	$219,512
U.S. treasury securities	13,912	3	—	13,915
U.S. government agency securities	10,417	2	—	10,419
Corporate debt securities	1,995	1	—	1,996
Total cash equivalents	245,836	6	—	245,842
Debt securities:
U.S. treasury securities	441,909	36	(3,160)	438,785
U.S. government agency securities	301,009	35	(3,531)	297,513
Corporate debt securities	106,436	—	(817)	105,619
Total debt securities	849,354	71	(7,508)	841,917
Total cash equivalents and debt securities	$1,095,190	$77	$(7,508)	$1,087,759
The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$89,652	$(687)	$76,712	$(934)	$166,364	$(1,621)
U.S. government agency securities	241,211	(1,701)	39,039	(990)	280,250	(2,691)
Corporate debt securities	20,555	(275)	20,596	(275)	41,151	(550)
Total	$351,418	$(2,663)	$136,347	$(2,199)	$487,765	$(4,862)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$190,820	$(1,794)	$105,115	$(1,366)	$295,935	$(3,160)
U.S. government agency securities	220,766	(2,245)	42,754	(1,286)	263,520	(3,531)
Corporate debt securities	30,485	(455)	22,864	(362)	53,349	(817)
Total	$442,071	$(4,494)	$170,733	$(3,014)	$612,804	$(7,508)

The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
Due within one year	$602,486	$598,941
Due after one year but within five years	206,650	205,660
Total	$809,136	$804,601
Accrued interest receivable of $3.2 million and $2.8 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively.
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of March 31, 2023 and December 31, 2022, the fair value of the term bond mutual funds was $1.5 million. The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the condensed consolidated statements of operations. The realized and unrealized gains recognized in the condensed consolidated statements of operations for the term bond mutual funds were not material during the three months ended March 31, 2023 and 2022.
4. Fair Value Measurements
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
The Company did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of March 31, 2023 and December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$155,266	$—	$155,266
U.S. treasury securities	37,806	—	37,806
U.S. government agency securities	—	48,814	48,814
Corporate debt securities	—	10,474	10,474
Marketable securities:
U.S. treasury securities	345,040	—	345,040
U.S. government agency securities	—	373,547	373,547
Corporate debt securities	—	86,014	86,014
Term bond mutual funds	—	1,521	1,521
Total financial assets	$538,112	$520,370	$1,058,482

	December 31, 2022
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$219,512	$—	$219,512
U.S. treasury securities	13,915	—	13,915
U.S. government agency securities	—	10,419	10,419
Corporate debt securities	—	1,996	1,996
Marketable securities:
U.S. treasury securities	438,785	—	438,785
U.S. government agency securities	—	297,513	297,513
Corporate debt securities	—	105,619	105,619
Term bond mutual funds	—	1,488	1,488
Total financial assets	$672,212	$417,035	$1,089,247

5. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Computers	$16,499	$16,552
Capitalized internal-use software	22,769	20,230
Office equipment	3,881	3,744
Furniture and fixtures	8,879	8,881
Motor vehicles	1,140	1,158
Leasehold improvements	5,654	5,654
Construction in progress	158	224
Total property and equipment	58,980	56,443
Less: accumulated depreciation and amortization	(34,766)	(32,304)
Property and equipment, net	$24,214	$24,139
Capitalization of costs associated with internal-use software were $2.5 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense of capitalized internal-use software was $1.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the net carrying value of capitalized internal-use software was $12.6 million and $11.2 million, respectively.
Depreciation expense was $1.7 million for each of the three month periods ended March 31, 2023 and 2022.
Accrued Liabilities
The following table summarizes accrued liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$18,721	$20,192
Accrued third-party cloud infrastructure expenses	2,459	2,752
Accrued reseller commissions	6,973	7,731
Accrued advertising and marketing expenses	4,557	4,465
Advanced payments from customers	3,928	3,480
Accrued taxes	6,372	7,730
Operating lease liabilities, current	7,266	6,775
Contributions withheld for employee stock purchase plan	3,836	1,546
Other accrued expenses	4,215	4,337
Total accrued liabilities	$58,327	$59,008
Noncurrent liabilities include $23.4 million and $23.3 million of long term accrued compensation as of March 31, 2023 and December 31, 2022, respectively.

6. Leases
The Company has operating leases primarily for office space. The leases have remaining lease terms of one to eight years, some of which include options to extend the lease for up to an additional six years. The Company's leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three Months Ended March 31,
	2023	2022
Operating lease cost	$2,494	$1,775
Short-term lease cost	174	315
Variable lease cost	785	669
The weighted-average remaining term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	March 31, 2023	March 31, 2022
Weighted-average remaining lease term (in years)	4.6	5.6
Weighted-average discount rate	7.8%	7.7%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Three Months Ended March 31,
Supplemental Cash Flow Information:	2023	2022
Cash payments included in the measurement of operating lease liabilities	$2,326	$2,724
Operating ROU assets obtained in exchange for lease obligations	—	5,324
As of March 31, 2023, maturities of the operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2023	$6,907
2024	9,761
2025	8,795
2026	5,533
2027	4,235
Thereafter	5,800
Total lease payments	41,032
Less: imputed interest	(7,583)
Present value of operating lease liabilities	$33,449
As of March 31, 2023, there were no future payments related to signed leases that have not yet commenced.
7. Commitments and Contingencies
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. As of March 31,

2023, other contractual commitments totaling $93.0 million remain outstanding under these agreements through 2025.
Litigation and Loss Contingencies
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against the Company, certain of its current officers and directors, and underwriters of the Company's initial public offering (IPO). On April 14, 2023, the court appointed lead plaintiff filed a consolidated amended class action complaint. The complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in the IPO. The Company and the other defendants intend to vigorously defend against the claims in this action.
On March 20, 2023, a purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants the Company’s current directors, as well as the Company as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. The Company and the other defendants intend to vigorously defend against the claims in this action.
From time to time, the Company has been and may be in the future subject to other legal proceedings, claims, investigations, and government inquiries (collectively, Legal Proceedings) in the ordinary course of business. It has received and may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending legal proceedings that the Company believes will have a material adverse impact on the business or condensed consolidated financial statements.
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
8. Stockholders' Equity and Stock-Based Compensation
Equity Compensation Plans
In August 2021, the board of directors (the Board) adopted the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (ESPP), effective upon the IPO. Pursuant to the 2021 Plan, the Board may grant incentive stock options to purchase shares of the Company’s common stock, non-statutory stock options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, RSUs, performance awards (PRSUs) and other awards. The ESPP enables eligible employees to purchase shares of the Company's Class A common stock. Both the 2021 Plan and ESPP include an automatic increase to their shares reserve on January 1 of each year as set forth in the respective plan documents.
In August 2022, the Board adopted the 2022 Inducement Plan (the Inducement Plan) in accordance with Listing Rule 5635(c)(4) of the Nasdaq Stock Market. Under the Inducement Plan, nonstatutory stock options, stock appreciation rights, restricted stock, RSUs, PRSUs and other awards may be granted as an inducement material for eligible persons to enter into employment with the Company.
Shares of common stock reserved for future issuance were as follows (in thousands):

March 31, 2023
2011 Stock Plan:
Options, RSUs and PRSUs outstanding	19,180
2021 Equity Incentive Plan:
Options and RSUs outstanding	10,747
Shares reserved for future award issuances	66,768
2022 Inducement Plan:
Options and RSUs outstanding	3,509
Shares reserved for future award issuances	6,491
2021 Employee Stock Purchase Plan	11,181
Total shares of common stock reserved for issuance	117,876
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
The ESPP also includes a reset provision for the purchase price if the fair market value of a share of the Company's common stock on the first day of any purchase period is less than or equal to the fair market value of a share of the Company's common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. The reset provision under the ESPP was triggered on May 16, 2022, and again on November 16, 2022. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. The modification did not have a material effect on the Company's stock-based compensation expense during the three months ended March 31, 2023.
During the three months ended March 31, 2023 and 2022, the Company recognized $2.0 million and $3.2 million of stock-based compensation expense related to the ESPP, respectively.
Stock Options
Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant, have a 10-year contractual term, and vest over a four-year period.

Share Information:	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of December 31, 2022	2,758	$9.06	7.3	$15,595
Stock options exercised	(19)	$0.31
Stock options cancelled / forfeited / expired	(3)	$0.16
Balance as of March 31, 2023	2,736	$9.12	7.1	$17,062
Options vested and expected to vest as of March 31, 2023	2,736	$9.12	7.1	$17,062
Options exercisable as of March 31, 2023	920	$0.27	2.4	$13,884
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and vest over a four-year period.
RSU activity, which includes PRSUs, during the three months ended March 31, 2023 is as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested, as of December 31, 2022	32,253	$18.86
Granted	1,540	$14.54
Vested (1)	(2,261)	$17.23
Forfeited	(832)	$17.39
Unvested, as of March 31, 2023	30,700	$18.80
(1) During the three months ended March 31, 2023, total shares that vested were 2.3 million, of which 0.8 million were withheld for tax purposes.

The total fair value of vested RSUs during the three months ended March 31, 2023 and 2022 was $39.0 million and $106.6 million, respectively.
Performance-Based Awards
In May 2019, the Board approved a grant of 166,390 shares of PRSUs to the Company’s Chief Executive Officer (CEO). The vesting of these PRSUs is contingent upon the satisfaction of certain milestones. The revenue-related milestone and the liquidity event condition were met prior to December 31, 2021. As of March 31, 2023, the time-based vesting was the only condition yet to be satisfied over the remaining requisite service period, and the number of shares to vest subject to this condition is insignificant.
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
The Company recognized stock-based compensation expense associated with PRSUs granted to the CEO of $6.9 million and $6.9 million for the three months ended March 31, 2023 and 2022, respectively. These expenses were recorded in general and administrative expenses in the condensed consolidated statements of operations.
Stock-Based Compensation
Total stock-based compensation expense recorded for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,696	$1,526
Research and development	8,979	8,309
Sales and marketing (1)	15,756	12,536
General and administrative (2)	24,263	24,254
Stock-based compensation, net of amounts capitalized	50,694	46,625
Capitalized stock-based compensation	514	—
Total stock-based compensation expense	$51,208	$46,625
(1)     Sales and marketing expense for the three months ended March 31, 2023 includes $2.4 million of stock-based compensation expense related to RSUs, options and ESPP purchase rights granted to the President of the Company.
(2)    General and administrative expense includes $13.8 million and $13.8 million of stock-based compensation expense associated with RSUs and PRSUs primarily granted to the CEO in September 2021 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	March 31, 2023
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$491,190	2.9
Stock options	12,834	3.4
ESPP	10,027	1.0
Total unrecognized stock-based compensation expense	$514,051
9. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its stock options and RSUs as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022, as their effect was antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(42,664)	$(49,059)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	290,133	278,186

Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(0.15)	$(0.18)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
RSUs and PRSUs	30,700	32,238
Stock options	2,736	1,236
ESPP	294	409
Total	33,730	33,883
10. Income Taxes
The Company's quarterly tax provision and estimates of its annual effective tax rate are estimates due to several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, discrete items (such as windfalls or shortfalls from stock-based compensation) in the period offset with our valuation allowance. The provision for income taxes was $4.0 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase in the provision for income taxes in the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to an increase in profit before tax from foreign jurisdictions.

11. Geographic Information
The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended March 31,
	2023	2022
North America	$61,067	$48,773
Europe, Middle East and Africa	52,866	45,505
Asia Pacific	20,025	17,479
Other	3,734	2,880
Total revenue	$137,692	$114,637
Revenue from North America consists primarily of revenue from the United States. For the three months ended March 31, 2023 and 2022, revenue generated from the United States was $53.9 million and $42.8 million, or 39% and 37% of total consolidated revenue, respectively. The United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $17.1 million and $14.9 million or 12% and 13% of total consolidated revenue for the three months ended March 31, 2023 and 2022, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	March 31, 2023	December 31, 2022
North America	$24,329	$23,839
Europe, Middle East and Africa	3,584	4,039
Asia Pacific	27,476	29,285
Total long-lived assets	$55,389	$57,163
Long-lived assets in North America are primarily located in the United States, and long lived assets in Asia Pacific are primarily located in India.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2022 included in the Annual Report on Form 10-K. As described in the section titled "Special Note About Forward-Looking Statements," the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.”
Overview
Our mission is to make it fast and easy for businesses to delight their customers and employees.
We provide businesses of all sizes with modern SaaS products that are designed with the end-user in mind. Our primary product offerings include Freshdesk, our customer experience (CX) product; Freshservice, our IT service management (ITSM) product; Freshsales and Freshmarketer, our sales force and marketing automation solutions; and Freshchat, our messaging/chat product offering.
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
Our customer base and operations have scaled over time. Our total revenue was $137.7 million and $114.6 million in the three months ended March 31, 2023 and 2022, respectively, representing a year-over-year growth rate of 20%. We incurred operating losses of $48.1 million and $47.1 million for three months ended March 31, 2023 and 2022, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, geopolitical developments, and the ongoing impacts of the COVID-19 pandemic have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth in 2022. During the first quarter of 2023, while the Euro and British Pound Sterling remained relatively stable against the U.S. dollar, volatility in the foreign currency market still exists. For the quarters ended March 31, 2023, December 31, 2022 and March 31, 2022, we had approximately 26%, 26% and 27% of revenue exposure related to the Euro and British Pound Sterling. If these conditions persist, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
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

	March 31,
	2023	2022
Number of customers contributing more than $5,000 in ARR	18,441	15,639
ARR from customers contributing more than $5,000 in ARR as a percentage of total ARR	87%	86%
Net dollar retention rate	107%	115%
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
For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 19% and 23% of ARR as of March 31, 2023 and 2022, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention.
Our net dollar retention rate of 107% as of March 31, 2023 decreased from 115% as of March 31, 2022 primarily due to lower expansion within existing customers driven by macroeconomic pressures. We expect our net dollar retention rate could fluctuate in future periods due to a number of factors, including our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.

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
Non-GAAP Income (Loss) From Operations and Non-GAAP Net Income (Loss)
We define non-GAAP income (loss) from operations as loss from operations, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, and amortization of acquired intangibles.
We define non-GAAP net income (loss) as net loss, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions and amortization of acquired intangibles, net of their related tax effects.
The following tables present a reconciliation of our loss from operations to our non-GAAP income (loss) from operations and our GAAP net loss to our non-GAAP net income (loss) for each of the periods presented (in thousands):

Non-GAAP Income (Loss) from Operations

	Three Months Ended March 31,
	2023	2022
Loss from operations	$(48,107)	$(47,124)
Non-GAAP adjustments:
Stock-based compensation expense	50,694	46,625
Employer payroll taxes on employee stock transactions	1,041	(692)
Amortization of acquired intangibles	257	624
Non-GAAP income (loss) from operations	$3,885	$(567)

Non-GAAP Net Income (Loss)

	Three Months Ended March 31,
	2023	2022
Net loss	$(42,664)	$(49,059)
Non-GAAP adjustments:
Stock-based compensation expense	50,694	46,625
Employer payroll taxes on employee stock transactions	1,041	(692)
Amortization of acquired intangibles	257	624
Income tax adjustments	653	381
Non-GAAP net income (loss)	$9,981	$(2,121)
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$11,504	$1,355
Less:
Purchases of property and equipment	(383)	(1,397)
Capitalized internal-use software	(2,025)	(1,344)
Free cash flow	$9,096	$(1,386)
Net cash provided by (used in) investing activities	$41,336	$(25,646)
Net cash used in financing activities	$(12,428)	$(120,029)

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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$137,692	$114,637
Cost of revenue(1)	25,236	22,395
Gross profit	112,456	92,242
Operating expenses:
Research and development(1)	32,857	30,717
Sales and marketing(1)	86,810	71,466
General and administrative(1)	40,896	37,183
Total operating expenses	160,563	139,366
Loss from operations	(48,107)	(47,124)
Interest and other income, net	9,479	602
Loss before income taxes	(38,628)	(46,522)
Provision for income taxes	4,036	2,537
Net loss	$(42,664)	$(49,059)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,696	$1,526
Research and development	8,979	8,309
Sales and marketing(2)	15,756	12,536
General and administrative(3)	24,263	24,254
Total stock-based compensation expense	$50,694	$46,625
(2)    Sales and marketing expense for the three months ended March 31, 2023 includes $2.4 million of stock-based compensation expense related to RSUs, options and ESPP purchase rights granted to our President.
(3) General and administrative expense includes $13.8 million and $13.8 million of stock-based compensation expense associated with RSUs and PRSUs primarily granted to our CEO in September 2021 for three months ended March 31, 2023 and 2022, respectively.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	18	20
Gross profit	82	80
Operating expense:
Research and development	24	27
Sales and marketing	63	62
General administrative	30	32
Total operating expenses	117	121
Loss from operations	(35)	(41)
Interest and other income, net	7	—
Loss before income taxes	(28)	(41)
Provision for income taxes	3	2
Net loss	(31)%	(43)%

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Subscription services	$134,023	$111,397	$22,626	20%
Professional services	3,669	3,240	429	13%
Total revenue	$137,692	$114,637	$23,055	20%
Revenue increased by $23.1 million, or 20%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Of the total increase in revenue, approximately $7.4 million was attributable to revenue from existing customers as of March 31, 2022, net of contraction and churn, and approximately $15.7 million was attributable to revenue from new customers acquired during the twelve months ended March 31, 2023, net of contraction and churn. Our net dollar retention rate of 107% as of March 31, 2023 reflects the expansion within existing customers and the sale of additional products to these customers. However, our net dollar retention rate decreased from 115% as of March 31, 2022 primarily due to relatively lower expansion within existing customers driven by macroeconomic pressures. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$25,236	$22,395	$2,841	13%
Gross Margin	82%	80%

Cost of revenue increased by $2.8 million, or 13%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This was primarily due to increases of $1.2 million in third-party hosting costs, $0.8 million in personnel-related costs due to annual compensation adjustments and higher headcount, and $0.5 million in software license fees. Our gross margin increased to 82% for the three months ended March 31, 2023 from 80% in the same period of the prior year, as we increased our revenue and continue to realize benefits from economies of scale and due to ongoing initiatives to improve our cost structure.
Operating Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$32,857	$30,717	$2,140	7%
Sales and marketing	86,810	71,466	15,344	21%
General and administrative	40,896	37,183	3,713	10%
Total operating expenses	$160,563	$139,366	$21,197	15%
The increase in our operating expenses in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily driven by an increase in personnel-related costs, including stock-based compensation, due to annual compensation adjustments and higher headcount to support the growth of our business.
Research and Development
Research and development expense increased by $2.1 million, or 7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This was primarily driven by increases of $1.6 million in personnel-related costs and $0.7 million in stock-based compensation expense; partially offset by a decrease of $0.6 million in professional services fees.
Sales and Marketing
Sales and marketing expense increased by $15.3 million, or 21%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This was primarily driven by increases of $12.7 million in personnel-related costs, $3.2 million in stock-based compensation expense, $1.1 million in travel related expenses and $0.4 million in rent; partially offset by decreases of $1.9 million in advertising, marketing and branding expenses, and $0.6 million in reseller commissions.
General and Administrative
General and administrative expense increased by $3.7 million, or 10%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This was primarily driven by increases of $2.5 million in personnel-related costs, $1.2 million in professional services fees, comprised primarily of legal, accounting and consulting fees, and $0.4 million in software license fees; partially offset by a decrease of $0.9 million in directors and officers' insurance.
Interest and Other (Expense) Income, Net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$9,270	$806	$8,464	1050%
Other income (expense), net	209	(204)	413	(202)%
Interest and other income, net	$9,479	$602	$8,877	1475%

Interest income increased $8.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher interest income earned on higher balances maintained in our marketable securities portfolios and due to timing of investments.
Other income (expense), net increased by $0.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a favorable foreign exchange movement in the U.S. dollar.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$4,036	$2,537	$1,499	59%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended March 31, 2023 and 2022, we recorded a provision for income taxes of $4.0 million and $2.5 million on loss before taxes of $38.6 million and $46.5 million, respectively. The increase in provision for income taxes during the three months ended March 31, 2023 was primarily due to an increase in profit before tax in foreign jurisdictions.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $344.5 million and marketable securities of $806.1 million. Our marketable securities consist primarily of U.S. treasury securities, U.S. government agency securities, corporate debt securities, and mutual funds.
Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors. In September 2021, we completed our IPO that generated net proceeds of approximately $1.1 billion. As of March 31, 2023, we had an accumulated deficit of $3.5 billion. Our operating activities resulted in cash inflows of $11.5 million for the three months ended March 31, 2023.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$11,504	$1,355
Net cash provided by (used in) investing activities	41,336	(25,646)
Net cash used in financing activities	(12,428)	(120,029)
Cash Flows from Operating Activities
Net cash provided by operating activities of $11.5 million for the three months ended March 31, 2023 reflects our net loss of $42.7 million, adjusted for non-cash items such as stock-based compensation of $50.7 million, amortization of deferred contract acquisition costs of $5.6 million, depreciation and amortization of $3.1 million, non-cash lease expense of $1.9 million; offset by $3.5 million from discount amortization of marketable securities and net cash outflows of $3.8 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were due to increases in operating assets of $5.6 million in deferred contract acquisition costs, $7.2 million in prepaid expenses and other assets and $2.5 million in accounts receivable; and a decrease in operating liabilities of lease liabilities of $1.5 million in lease liabilities, $1.5 million in accounts payable and $0.4 million in accrued and other liabilities; offset by increases in operating liabilities of $14.9 million in deferred revenue.
Net cash provided by operating activities of $1.4 million for the three months ended March 31, 2022 reflects our net loss of $49.1 million, adjusted for non-cash items such as stock-based compensation of $46.6 million, non-cash lease expense of $1.4 million, deferred income taxes of $0.3 million, depreciation and amortization of $3.0 million, amortization of deferred contract acquisition costs of $4.3 million, and net cash outflows of $6.6 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were due to increases in operating assets of $8.7 million in prepaid expenses and other assets and $5.6 million in deferred contract acquisition costs; and decreases in operating liabilities of $5.0 million in accrued and other liabilities, $2.7 million in operating lease liabilities, and $2.1 million in accounts payable; offset by an increase of $14.2 million in deferred revenue and decrease of $3.2 million in accounts receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities of $41.3 million for the three months ended March 31, 2023 consisted of $43.7 million in proceeds from maturities and sales, net of purchases of marketable securities; offset by $0.4 million in purchases of property and equipment, and $2.0 million in capitalized internal-use software.
Net cash used in investing activities of $25.6 million for the three months ended March 31, 2022 consisted of $22.9 million in purchases of marketable securities, net of proceeds from maturities and sales, $1.4 million in purchases of property and equipment, and $1.3 million in capitalized internal-use software.
Cash Flows from Financing Activities
Net cash used in financing activities of $12.4 million for the three months ended March 31, 2023 consisted of $12.4 million in payment of withholding taxes on net share settlement of equity awards.
Net cash used in financing activities of $120.0 million for the three months ended March 31, 2022 consisted primarily of $119.9 million in payment of withholding taxes on net share settlement of equity awards. The withholding taxes paid includes the taxes related to the settlement and release of all remaining RSUs subject to the terms of certain lock-up agreements with the underwriters of the IPO that expired in February 2022, partially offset by $0.1 million in payments for deferred offering costs.
Remaining Performance Obligations on Customer Contracts
We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms, and our multi-year contracts are invoiced annually. As of March 31, 2023, remaining performance obligations totaled $325.6 million, which comprised $220.6 million of deferred revenue and $105.0 million of unbilled revenue.
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
As of March 31, 2023, our estimated future contractual obligations totaled $126.4 million, of which $33.4 million and $93.0 million were operating lease commitments and other contractual obligations, respectively. See Note 6 - Leases and Note 7 - Commitments and Contingencies in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2023 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 23, 2023.
Recent Accounting Pronouncements
See Note 1—Business, Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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
To reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian Rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of March 31, 2023, the total notional amount of outstanding designated foreign currency forward contracts was $22.3 million. The fair value of derivative assets and liabilities as of March 31, 2023, and all related unrealized and realized gains and losses during the three months ended March 31, 2023 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Based on a sensitivity analysis we have performed as of March 31, 2023, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would not have a material effect on our financial statements.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds, and commercial paper. We had cash and cash equivalents of $344.5 million and marketable securities of $806.1 million as of March 31, 2023. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of March 31, 2023, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash, cash equivalents and marketable securities.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us, certain of our current officers and directors, and underwriters of the IPO. On April 14, 2023, the court appointed lead plaintiff filed a consolidated amended class action complaint. The complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in the IPO. We and the other defendants intend to vigorously defend against the claims in this action.
On March 20, 2023, a purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants our current directors, as well as Freshworks as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. We and the other defendants intend to vigorously defend against the claims in this action.
In addition, from time to time, we are involved in various legal proceedings arising from the normal course of business activities. There are no pending or threatened legal proceedings at this time to which we are a party that, in our opinion, is likely to have a material adverse effect on our future financial results of operations. However, the results of litigation and claims are inherently unpredictable and regardless of the outcome, litigation can have an adverse impact on us because of costly defense and settlement expenses, diversion of management and employee resources to defend such claims and other factors.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.
We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $232.1 million and $192.0 million for the years ended December 31, 2022 and 2021, respectively, and $42.7 million and $49.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $3.5 billion. We do not expect to be profitable in the near future, and while we achieved profitability for one quarter in 2020, we cannot assure you that we will achieve profitability again in the future or that, if we do become profitable, we will sustain profitability. Any failure by us to achieve and sustain profitability could cause the value of our Class A common stock to decline. These losses reflect, among other things, the significant investments we made to develop and commercialize our products, serve our existing customers, and broaden our customer base.

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
If our sites, networks, and systems, or those of third parties upon which we rely, are or were to experience security incidents or breaches affecting our confidential information or the confidential information of our users, customers, or other third parties, we could experience damage to our reputation and brand, material harm to our business and results of operations, and other adverse consequences.*
We collect, receive, access, store, process, generate, use, transfer, disclose, share, make accessible, protect, secure, and dispose of (collectively, Process or Processing) a large amount of information from our users, customers, and our own employees, including personally identifiable and other sensitive and confidential information necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. We rely on IT networks and systems (some of which are managed or operated by third-party service providers) to Process such data, and this data is often accessed through transmissions over public and private networks, including the internet. These IT networks and systems, and the Processing they perform, may be susceptible to damage, disruptions, or shutdowns, software or hardware vulnerabilities, security incidents, ransomware attacks, social engineering attacks

(including phishing), supply-chain attacks, failures during the process of upgrading or replacing software, databases, or components, power outages, fires, natural disasters, hardware failures, computer viruses (such as worms, spyware, or other malware), denial-of-service attacks, credential harvesting or stuffing, attacks by computer hackers, telecommunication failures, user errors (including non-employees who may have authorized access to our networks), user malfeasance, or catastrophic events. We and our third-party service providers are also subject to system malfunctions, natural disasters, public health epidemics (such as the COVID-19 pandemic), war or military conflicts (such as the conflict between Russia and Ukraine), telecommunication and electrical failures. While we have implemented security measures, technical controls, and contractual precautions designed to identify, detect, and prevent unauthorized Processing of data, our security measures, as well as those of our third-party service providers, could fail or may be insufficient, resulting in the unauthorized access to or the disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. Ransomware attacks in particular are becoming increasingly prevalent and severe, and can lead to significant interruptions in operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the potential financial, operational, and reputational impact of a ransomware attack, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Security breaches, material disruptions of, or damage to, our operational systems, physical facilities, or Processing activities, or the systems of our third-party partners, or the perception that any of the foregoing have occurred, could result in a loss of customer confidence in the security of our platform and damage to our brand, reduce the demand for our offerings, disrupt business operations, result in the exfiltration of proprietary data, including source code, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement and indemnity obligations, claims by our customers or other relevant parties that we have failed to comply with contractual obligations (e.g. to implement specified security measures), and adversely affect our business, financial condition, and results of operations.
Despite our efforts to maintain the security, privacy, integrity, confidentiality, availability, and authenticity of our Processing, information, and IT networks and systems, we or our third-party vendors have not in the past and may not in the future be able to anticipate or implement effective preventive and remedial measures against all data security and privacy threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. For example, we and our third-party providers have been in the past and may in the future be compromised by threats like those described above, and result in unauthorized, unlawful, or accidental Processing of our information, or vulnerabilities in the products or systems upon which we rely. The risk of unauthorized circumvention of our security measures or those of our third-party providers, customers, and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques. Because the techniques used by hackers change frequently, we may be unable to anticipate these techniques or implement adequate preventive measures to protect against them. Our applications, systems, networks, software, and physical facilities could have material vulnerabilities, be breached, or personal or confidential information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our personnel or our customers to disclose information or usernames and/or passwords, or otherwise compromise the security of our networks, systems, and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, software, applications, systems, networks, sensitive information, and/or physical facilities utilized by our vendors.
Following a breach of security or other incident, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss or ensure that we are able to recover promptly any data rendered inaccessible. Additionally, breaches of security or other incidents can damage our reputation and brand, cause our business to suffer, and could require us to expend significant capital and other resources to alleviate problems caused by such breaches or incidents, and we could be exposed to risk of loss, litigation, or regulatory action, and other potential liability. Actual or perceived security breaches or attacks on our systems or those of our third-party service providers can cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants and may require notification under applicable data privacy regulations or contractual obligations, or for customer relations or publicity purposes, which could result in additional reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees, and expenses. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We continue to devote significant resources to protect against security breaches or other incidents, and we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected customers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.
Actual or anticipated security breaches, including a breach of the systems or networks of our third-party providers, could compromise our systems or networks, creating system outages, disruptions or slowdowns and exploiting security vulnerabilities of our networks. In addition, the information stored on our network, or the networks of our third-party providers could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. A breach of the security measures of one of our third-party providers could result in the destruction, modification or exfiltration of confidential corporate information or other data that may provide additional avenues of attack. Breaches or perceived breaches of our systems or networks or the systems or networks of our third-party providers, whether or not any such breach is due to a vulnerability in our platform, may also undermine confidence in us or our industry and result in damage to our reputation, negative publicity, loss of users, partners and sales, increased remediation costs, and costly litigation or regulatory fines. The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or incident, or related regulatory actions or litigation, which could have an adverse effect on our business. We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage, and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss (including, for example, as a result of the payment of ransomware) or that our insurance premiums will not increase as a result of any claims. Our risks are likely to increase as we continue to expand, grow our customer base, and Process increasingly large amounts of proprietary and sensitive data.
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
We Process business and personal information of our customers, suppliers, partners, consultants, leads and employees worldwide, which subjects us to stringent and changing laws, regulations, industry standards, information security policies, self-regulatory schemes, contractual obligations, and other legal obligations related to data Processing, protection, privacy, and security, and our actual or perceived failure to comply with such obligations could harm our business, financial condition, results of operations, and prospects and could expose us to liability.*
As a regular part of our business, we Process business and personal information belonging to our users, customers, suppliers, partners, consultants, leads and employees. Our handling of such information is subject to numerous federal, state, local, and foreign laws, orders, codes, regulations, and regulatory guidance regarding privacy, data protection, information security, and the Processing of personal information (collectively, Data Protection Laws), the number and scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules, laws, or Data Protection Obligations (defined below). We expect that there will continue to be new Data Protection Laws, and we cannot yet determine the impact such future Data Protection Laws may have on our business.
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
In the United States, Data Protection Laws are also becoming increasingly common at both the federal and state level and a range of enforcement agencies exist that can enforce these laws and regulations. These laws and regulations may apply to our activities, including, for example, state data breach notification laws, state personal data information privacy laws, other similar laws (e.g., wiretapping laws), and federal and state consumer protection laws. For example, California enacted the California Consumer Privacy Act of 2018 (CCPA), which applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Additionally, the California Privacy Rights Act (CPRA), expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. The potential effects of this legislation are far reaching and may require us to modify our data Processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA, as amended by the CPRA, gives

California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA and CPRA also provide for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. Similar laws have been proposed or enacted in other states and at the federal level. For example, states such as Virginia, Colorado, Connecticut, and Utah have passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These new laws further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements.
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
We have a significant portion of our operations in India. As of March 31, 2023, approximately 4,400 of our employees reside in India, representing approximately 85% of our total employee population. For the quarter ended March 31, 2023, 56% of our revenue was generated from customers outside North America. Besides India and the United States, we have sales and marketing operations primarily in Australia, Canada, France, Germany, Netherlands, Singapore and the United Kingdom. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Based on shares of common stock held as of March 31, 2023, our directors, executive officers, and holders of more than 5% of our Class A common stock or Class B common stock, and their respective affiliates held in the aggregate approximately 89% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Mathrubootham, controlled approximately 10.5% of the voting power of our outstanding common stock. As a result, our executive officers, directors, and other affiliates and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Even if Mr. Mathrubootham is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.
In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 10% of the combined voting power of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected
Future transfers by holders of shares of Class B common stock will generally result in those shares converting to shares of Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. Certain permitted transfers, as specified in our amended and restated certificate of incorporation, will not result in shares of Class B common stock automatically converting to shares of Class A common stock, including certain estate planning transfers as well as transfers to our founders or our founders’ estates or heirs upon death or incapacity of such founder. If, for example, Mr. Mathrubootham (or family trusts to which he were to transfer shares of Class B common stock) retain a significant portion of his holdings of Class B common stock for an extended period of time, he (or such trusts) could, in the future, control a majority of the combined voting power of our Class A common stock and Class B common stock. As a board member, Mr. Mathrubootham owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Mathrubootham is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.
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
Our executive officers, directors, holders of more than 5% of our Class A common stock or Class B common stock, and their respective affiliates together beneficially owned approximately 56.6% of our total shares outstanding and 89% of our voting power as of March 31, 2023. As a result, these stockholders, acting together, have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial.
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
We are required, pursuant to Section 404 Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 as of December 31, 2022, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting, which commenced with our Annual Report on Form 10-K for the year ended December 31, 2022. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and update the systems and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.
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

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
10.1†	Non-Employee Director Compensation Program					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Freshworks Inc.

Date:	May 4, 2023	By:	/s/ Rathna Girish Mathrubootham
Rathna Girish Mathrubootham
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	May 4, 2023	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)