Form 10-Q
period 2023-06-30
Freshworks Inc.
filed 2023-08-02
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No  ☒
As of July 28, 2023, the number of shares of registrant’s Class A common stock outstanding was 191,632,988 and the number of shares of the registrant’s Class B common stock outstanding was 101,933,825.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
Where You Can Find More Information
We announce material information to the public through a variety of means, including filings with the U.S. Securities and Exchange Commission, press releases, public conference calls, our website (freshworks.com), the investor relations section of our website (ir.freshworks.com), our LinkedIn account (linkedin.com/company/freshworks-inc/), and our Twitter account (@FreshworksInc). We use these channels to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$356,220	$304,083
Marketable securities	804,646	843,405
Accounts receivable, net of allowance of $6,955 and $6,628	73,909	70,470
Deferred contract acquisition costs	21,694	20,139
Prepaid expenses and other current assets	46,827	38,913
Total current assets	1,303,296	1,277,010
Property and equipment, net	23,471	24,139
Operating lease right-of-use assets	29,297	33,024
Deferred contract acquisition costs, noncurrent	19,268	19,536
Goodwill	6,181	6,181
Deferred tax assets	8,671	8,689
Other assets	10,123	11,637
Total assets	$1,400,307	$1,380,216
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,686	$5,908
Accrued liabilities	53,761	59,008
Deferred revenue	234,358	205,626
Income tax payable	1,751	1,150
Total current liabilities	291,556	271,692
Operating lease liabilities, non-current	24,251	28,174
Other liabilities	26,847	28,532
Total liabilities	342,654	328,398
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized; 179,048,021 and 162,825,075 shares issued and outstanding	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized; 113,790,879 and 126,268,150 shares issued and outstanding	1	1
Additional paid-in capital	4,644,686	4,562,319
Accumulated other comprehensive loss	(5,641)	(7,431)
Accumulated deficit	(3,581,395)	(3,503,073)
Total stockholders' equity	1,057,653	1,051,818
Total liabilities and stockholders' equity	$1,400,307	$1,380,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$145,079	$121,432	$282,771	$236,069
Cost of revenue	24,861	24,042	50,097	46,437
Gross profit	120,218	97,390	232,674	189,632
Operating expense:
Research and development	34,180	34,297	67,037	65,014
Sales and marketing	87,975	90,038	174,785	161,504
General and administrative	41,352	40,407	82,248	77,590
Total operating expenses	163,507	164,742	324,070	304,108
Loss from operations	(43,289)	(67,352)	(91,396)	(114,476)
Interest and other income (expense), net	11,216	(242)	20,695	360
Loss before income taxes	(32,073)	(67,594)	(70,701)	(114,116)
Provision for income taxes	3,585	2,159	7,621	4,696
Net loss	$(35,658)	$(69,753)	$(78,322)	$(118,812)
Net loss per share - basic and diluted	$(0.12)	$(0.24)	$(0.27)	$(0.42)
Weighted average shares used in computing net loss per share - basic and diluted	291,995	284,761	291,068	281,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(35,658)	$(69,753)	$(78,322)	$(118,812)
Other comprehensive loss:
Change in unrealized loss on marketable securities	(1,236)	(1,956)	1,686	(5,562)
Net change on cash flow hedges	107	—	104	—
Total other comprehensive income (loss)	(1,129)	(1,956)	$1,790	$(5,562)
Comprehensive loss	$(36,787)	$(71,709)	$(76,532)	$(124,374)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of March 31, 2023	290,535	$3	$4,600,688	$(4,512)	$(3,545,737)	$1,050,442
Issuance of common stock upon exercise of stock options	126	—	39	—	—	39
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,811	—	(15,025)	—	—	(15,025)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	367	—	4,312	—	—	4,312
Stock-based compensation	—	—	54,672	—	—	54,672
Other comprehensive loss	—	—	—	(1,129)	—	(1,129)
Net loss	—	—	—	—	(35,658)	(35,658)
Balances as of June 30, 2023	292,839	$3	$4,644,686	$(5,641)	$(3,581,395)	$1,057,653

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of March 31, 2022	283,070	$3	$4,435,568	$(4,353)	$(3,320,000)	$1,111,218
Issuance of common stock upon exercise of stock options	242	—	74	—	—	74
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,736	—	(18,290)	—	—	(18,290)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	510	—	6,959	—	—	6,959
Stock-based compensation	—	—	51,358	—	—	51,358
Unrealized loss on marketable securities	—	—	—	(1,956)	—	(1,956)
Net loss	—	—	—	—	(69,753)	(69,753)
Balances as of June 30, 2022	285,558	$3	$4,475,669	$(6,309)	$(3,389,753)	$1,079,610

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2022	289,093	$3	$4,562,319	$(7,431)	$(3,503,073)	$1,051,818
Issuance of common stock upon exercise of stock options	144	—	45	—	—	45
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	3,235	—	(27,870)	—	—	(27,870)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	367	—	4,312	—	—	4,312
Stock-based compensation	—	—	105,880	—	—	105,880
Other comprehensive income	—	—	—	1,790	—	1,790
Net loss	—	—	—	—	(78,322)	(78,322)
Balances as of June 30, 2023	292,839	$3	$4,644,686	$(5,641)	$(3,581,395)	$1,057,653

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2021	273,294	$3	$4,509,724	$(747)	$(3,270,941)	$1,238,039
Issuance of common stock upon exercise of stock options	355	—	103	—	—	103
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	11,399	—	(139,100)	—	—	(139,100)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	510	—	6,959	—	—	6,959
Stock-based compensation	—	—	97,983	—	—	97,983
Unrealized loss on marketable securities	—	—	—	(5,562)	—	(5,562)
Net loss	—	—	—	—	(118,812)	(118,812)
Balances as of June 30, 2022	285,558	$3	$4,475,669	$(6,309)	$(3,389,753)	$1,079,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(78,322)	$(118,812)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,114	5,779
Amortization of deferred contract acquisition costs	11,469	8,696
Non-cash lease expense	3,727	2,896
Stock-based compensation	104,942	96,760
Premium (discount) amortization on marketable securities	(7,822)	1,097
Change in fair value of equity securities	(61)	(85)
Deferred income taxes	113	309
Other	52	1,195
Changes in operating assets and liabilities:
Accounts receivable	(3,599)	(3,824)
Deferred contract acquisition costs	(12,756)	(12,641)
Prepaid expenses and other assets	(6,571)	(8,445)
Accounts payable	(4,221)	454
Accrued and other liabilities	(5,481)	3,206
Deferred revenue	28,732	22,623
Operating lease liabilities	(4,917)	(4,677)
Net cash provided by (used in) operating activities	31,399	(5,469)
Cash Flows from Investing Activities:
Purchases of property and equipment	(712)	(3,381)
Proceeds from sale of property and equipment	58	83
Capitalized internal-use software	(3,511)	(2,722)
Purchases of marketable securities	(492,418)	(288,200)
Sales of marketable securities	—	92,786
Maturities and redemptions of marketable securities	540,719	180,570
Net cash provided by (used in) investing activities	44,136	(20,864)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan, net	4,312	7,011
Proceeds from exercise of stock options	45	96
Payment of withholding taxes on net share settlement of equity awards	(27,737)	(138,349)
Payment of deferred offering costs	—	(109)
Net cash used in financing activities	(23,380)	(131,351)
Net increase (decrease) in cash, cash equivalents and restricted cash	52,155	(157,684)
Cash, cash equivalents and restricted cash, beginning of period	304,158	747,864
Cash, cash equivalents and restricted cash, end of period	$356,313	$590,180

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$356,220	$590,107
Restricted cash included in prepaid expenses and other current assets	—	46
Restricted cash included in other assets	93	27
Total cash, cash equivalents and restricted cash	$356,313	$590,180

Supplemental cash flow information:
Cash paid for taxes	$6,549	$5,318
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$7,219
Stock-based compensation capitalized as internal-use software	$938	$1,223
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
Unaudited Interim Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations, of comprehensive loss, of cash flows, and of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and its results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
•fair value of goodwill;

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
There were no customers that individually exceeded 10% of the Company’s revenue for the three and six months ended June 30, 2023 and 2022 or that represented 10% or more of the Company’s consolidated accounts receivable balance as of June 30, 2023.
The Company primarily relies upon its third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact the Company's operations and its business could be adversely impacted.
Significant Accounting Policies
The Company's significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three and six months ended June 30, 2023. However, starting in 2023, the Company entered into foreign exchange forward contracts to hedge a portion of its forecasted foreign currency expenses and while the impact of the Company's derivative instruments is not material to its condensed consolidated financial statements, the accounting policy on Derivative Instruments is discussed below.
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
Gains or losses related to cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI) on the condensed consolidated statements of stockholders' equity until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within interest and other income. Changes in the fair value of currency forward exchange contracts due to changes in time value were excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. A majority of the balance related to foreign exchange derivative instruments included in AOCI at June 30, 2023 is expected to be reclassified into earnings within 12 months.

Derivative instruments are classified in the condensed consolidated statements of cash flows as cash from operating activities, which reflect the classification of the underlying hedged transactions.
The Company does not use derivative financial instruments for trading or speculative purposes.
As of June 30, 2023, the total notional amount of outstanding designated foreign currency forward contracts was $43.6 million. The fair value of derivative assets and liabilities as of June 30, 2023, and all related unrealized and realized gains and losses during the three and six months ended June 30, 2023, were not material.
Entering into derivative instruments exposes the Company to credit risk to the extent that the counterparties are unable to meet the terms of the contract. The Company mitigates this credit risk by transacting with major financial institutions with high credit ratings. In addition, the Company has entered into master netting arrangements that mitigate credit risk by permitting net settlement of transactions. As such, the Company's exposure is not considered significant. The Company does not have any collateral requirements with its counterparties.
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
Disaggregation of Revenue
The following table summarizes revenue by the Company’s service offerings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription services	$141,699	$118,393	$275,722	$229,790
Professional services	3,380	3,039	7,049	6,279
Total revenue	$145,079	$121,432	$282,771	$236,069
See Note 11 for revenue by geographic location.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements.
Revenue recognized during the three months ended June 30, 2023 and 2022 from amounts included in deferred revenue at the beginning of these periods was $103.5 million and $80.3 million, respectively. Revenue recognized during the six months ended June 30, 2023 and 2022 from amounts included in deferred revenue at the beginning of these periods was $155.1 million and $118.2 million, respectively.
The aggregate balance of remaining performance obligations as of June 30, 2023 was $350.8 million. The Company expects to recognize $267.8 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2023, remaining performance obligations comprised $234.4 million of deferred revenue and $116.4 million of unbilled revenue.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$39,626	$30,972	$39,675	$29,647
Add: Contract costs capitalized during the period	7,188	7,041	12,756	12,641
Less: Amortization of contract costs during the period	(5,852)	(4,421)	(11,469)	(8,696)
Balance at end of the period	$40,962	$33,592	$40,962	$33,592

3. Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$73,084	$—	$—	$73,084
U.S. treasury securities	85,120	21	—	85,141
U.S. government agency securities	28,835	10	—	28,845
Corporate debt securities	40,915	—	—	40,915
Total cash equivalents	227,954	31	—	227,985
Debt securities:
U.S. treasury securities	333,352	28	(1,658)	331,722
U.S. government agency securities	409,009	7	(3,662)	405,354
Corporate debt securities	66,513	—	(491)	66,022
Total debt securities	808,874	35	(5,811)	803,098
Total cash equivalents and debt securities	$1,036,828	$66	$(5,811)	$1,031,083

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$219,512	$—	$—	$219,512
U.S. treasury securities	13,912	3	—	13,915
U.S. government agency securities	10,417	2	—	10,419
Corporate debt securities	1,995	1	—	1,996
Total cash equivalents	245,836	6	—	245,842
Debt securities:
U.S. treasury securities	441,909	36	(3,160)	438,785
U.S. government agency securities	301,009	35	(3,531)	297,513
Corporate debt securities	106,436	—	(817)	105,619
Total debt securities	849,354	71	(7,508)	841,917
Total cash equivalents and debt securities	$1,095,190	$77	$(7,508)	$1,087,759
The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$128,598	$(751)	$57,819	$(907)	$186,417	$(1,658)
U.S. government agency securities	322,722	(2,511)	63,844	(1,151)	386,566	(3,662)
Corporate debt securities	20,838	(255)	15,774	(236)	36,612	(491)
Total	$472,158	$(3,517)	$137,437	$(2,294)	$609,595	$(5,811)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$190,820	$(1,794)	$105,115	$(1,366)	$295,935	$(3,160)
U.S. government agency securities	220,766	(2,245)	42,754	(1,286)	263,520	(3,531)
Corporate debt securities	30,485	(455)	22,864	(362)	53,349	(817)
Total	$442,071	$(4,494)	$170,733	$(3,014)	$612,804	$(7,508)

The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Due within one year	$602,225	$598,506
Due after one year but within five years	206,649	204,592
Total	$808,874	$803,098
Accrued interest receivable of $3.4 million and $2.8 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively.
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of June 30, 2023 and December 31, 2022, the fair value of the term bond mutual funds was $1.5 million in each period presented. The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the condensed consolidated statements of operations. The realized and unrealized gains recognized in the condensed consolidated statements of operations for the term bond mutual funds were not material during the three and six months ended June 30, 2023 and 2022.
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
The Company did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of June 30, 2023 and December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$73,084	$—	$73,084
U.S. treasury securities	85,141	—	85,141
U.S. government agency securities	—	28,845	28,845
Corporate debt securities	—	40,915	40,915
Marketable securities:
U.S. treasury securities	331,722	—	331,722
U.S. government agency securities	—	405,354	405,354
Corporate debt securities	—	66,022	66,022
Term bond mutual funds	—	1,548	1,548
Total financial assets	$489,947	$542,684	$1,032,631

	December 31, 2022
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$219,512	$—	$219,512
U.S. treasury securities	13,915	—	13,915
U.S. government agency securities	—	10,419	10,419
Corporate debt securities	—	1,996	1,996
Marketable securities:
U.S. treasury securities	438,785	—	438,785
U.S. government agency securities	—	297,513	297,513
Corporate debt securities	—	105,619	105,619
Term bond mutual funds	—	1,488	1,488
Total financial assets	$672,212	$417,035	$1,089,247

5. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Computers	$16,644	$16,552
Capitalized internal-use software	24,680	20,230
Office equipment	3,996	3,744
Furniture and fixtures	8,878	8,881
Motor vehicles	1,007	1,158
Leasehold improvements	5,654	5,654
Construction in progress	140	224
Total property and equipment	60,999	56,443
Less: accumulated depreciation and amortization	(37,528)	(32,304)
Property and equipment, net	$23,471	$24,139
Capitalization of costs associated with internal-use software were $1.9 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively; and $4.4 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense of capitalized internal-use software was $1.3 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively; and $2.4 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the net carrying value of capitalized internal-use software was $13.3 million and $11.2 million, respectively.
Depreciation expense was $1.7 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively; and $3.4 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively.
Accrued Liabilities
The following table summarizes accrued liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$18,745	$20,192
Accrued third-party cloud infrastructure expenses	187	2,752
Accrued reseller commissions	7,974	7,731
Accrued advertising and marketing expenses	4,277	4,465
Advanced payments from customers	3,940	3,480
Accrued taxes	8,158	7,730
Operating lease liabilities, current	5,781	6,775
Contributions withheld for employee stock purchase plan	1,195	1,546
Other accrued expenses	3,504	4,337
Total accrued liabilities	$53,761	$59,008
Noncurrent liabilities include $21.4 million and $23.3 million of long term accrued compensation as of June 30, 2023 and December 31, 2022, respectively.

6. Leases
The Company has operating leases primarily for office space. The leases have remaining lease terms of one to eight years, some of which include options to extend the lease for up to an additional six years. The Company's leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$2,498	$2,104	$4,992	$3,879
Short-term lease cost	72	342	246	657
Variable lease cost	786	769	1,571	1,438
The weighted-average remaining term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	June 30, 2023	June 30, 2022
Weighted-average remaining lease term (in years)	4.5	5.2
Weighted-average discount rate	7.9%	7.5%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Cash Flow Information:	2023	2022	2023	2022
Cash payments included in the measurement of operating lease liabilities	$4,081	$1,550	$6,407	$4,274
Operating right-of-use ("ROU") assets obtained in exchange for lease obligations	—	1,895	—	7,219
As of June 30, 2023, maturities of the operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2023	$2,843
2024	9,772
2025	8,800
2026	5,538
2027	4,242
Thereafter	5,809
Total lease payments	37,004
Less: imputed interest	(6,972)
Present value of operating lease liabilities	$30,032
As of June 30, 2023, there were no future payments related to signed leases that have not yet commenced.
7. Commitments and Contingencies
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. As of June 30,

2023, other contractual commitments totaling $82.5 million remain outstanding under these agreements through 2025.
Litigation and Loss Contingencies
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against the Company, certain of its current officers and directors, and underwriters of the Company's initial public offering (IPO). On April 14, 2023, the court-appointed lead plaintiff filed a consolidated amended class action complaint. The complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in the IPO. On June 14, 2023, defendants filed a motion to dismiss the complaint, which is pending. The Company and the other defendants intend to vigorously defend against the claims in this action.
On March 20, 2023, a purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants the Company’s current directors, as well as the Company, as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On June 21, 2023, the court stayed the case in light of the pending securities class action. The Company and the other defendants intend to vigorously defend against the claims in this action.
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
8. Stockholders' Equity and Stock-Based Compensation
Equity Compensation Plans
In August 2021, the board of directors (the Board) adopted the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (ESPP), effective upon the IPO. Pursuant to the 2021 Plan, the Board may grant incentive stock options to purchase shares of the Company’s common stock, non-statutory stock options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance awards (PRSUs) and other awards. The ESPP enables eligible employees to purchase shares of the Company's Class A common stock. Both the 2021 Plan and ESPP include an automatic increase to their shares reserve on January 1 of each year as set forth in the respective plan documents.
In August 2022, the Compensation Committee of the Board adopted the 2022 Inducement Plan (the Inducement Plan) in accordance with Listing Rule 5635(c)(4) of the Nasdaq Stock Market. Under the Inducement Plan,

nonstatutory stock options, stock appreciation rights, restricted stock, RSUs, PRSUs and other awards may be granted as an inducement material to an eligible person's entering into employment with the Company.
Shares of common stock reserved for future issuance were as follows (in thousands):

June 30, 2023
2011 Stock Plan:
Options, RSUs and PRSUs outstanding	16,804
2021 Equity Incentive Plan:
Options and RSUs outstanding	16,100
Shares reserved for future award issuances	61,854
2022 Inducement Plan:
Options and RSUs outstanding	3,509
Shares reserved for future award issuances	6,491
2021 Employee Stock Purchase Plan
Shares reserved for future award issuances	10,798
Total shares of common stock reserved for issuance	115,556
2021 Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of the Company’s common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on May 15 and November 15 of each year, except for the first purchase period, which began upon the completion of the IPO in September 2021 and ended on May 13, 2022. The Company issued 367,319 shares under the ESPP in both the three and six months ended June 30, 2023 and the Company issued 510,093 shares under the ESPP in both the three and six months ended June 30, 2022, in each case net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the United States. The weighted average purchase price was $11.87 with net proceeds of $4.3 million in both the three and six months ended June 30, 2023, and the weighted average purchase price was $13.76 with net proceeds of $7.0 million in both the three and six months ended June 30, 2022.
The ESPP also includes a reset provision for the purchase price if the fair market value of a share of the Company's common stock on the first day of any purchase period is less than or equal to the fair market value of a share of the Company's common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. The reset provision under the ESPP was triggered on May 16, 2022, and again on November 16, 2022. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. The previous modifications did not have a material effect on the Company's stock-based compensation expense during the three and six months ended June 30, 2023.
Stock-based compensation expense related to ESPP was $2.5 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively, and $4.5 million and $7.2 million for the six months ended June 30, 2023 and 2022, respectively.
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

Valuation Assumption Inputs	Three and Six Months Ended June 30, 2023	Three and Six Months Ended June 30, 2022
Expected term (in years)	0.5 - 1.5	0.5 - 2.0
Stock price volatility	58.1% - 77.3%	55.8% - 84.5%
Risk-free interest rate	4.47% - 5.26%	1.54% - 2.58%
Dividend yield	—%	—%
Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock on the date of grant, have a 10-year contractual term, and vest over a four-year period.

Share Information:	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of December 31, 2022	2,758	$9.06	7.3	$15,595
Stock options exercised	(144)	$0.31
Stock options cancelled / forfeited / expired	(3)	$0.16
Balance as of June 30, 2023	2,611	$9.55	7.0	$20,966
Options vested and expected to vest as of June 30, 2023	2,611	$9.55	7.0	$20,966
Options exercisable as of June 30, 2023	795	$0.27	2.1	$13,757
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and vest over a four-year period.
RSU activity, which includes PRSUs, during the six months ended June 30, 2023 is as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested, as of December 31, 2022	32,253	$18.86
Granted	8,483	$13.51
Vested (1)	(5,118)	$16.89
Forfeited	(1,816)	$17.92
Unvested, as of June 30, 2023	33,802	$17.87
(1) During the six months ended June 30, 2023, total shares that vested were 5.1 million, of which 1.9 million were withheld for tax purposes.

The total fair value of vested RSUs during the three months ended June 30, 2023 and 2022 was $47.5 million and $42.4 million, respectively. For the six months ended June 30, 2023 and 2022, the total fair value of vested RSUs was $86.4 million and $149.0 million, respectively.
Performance-Based Awards
In May 2019, the Board approved a grant of 166,390 shares of PRSUs to the Company’s Chief Executive Officer (CEO). The vesting of these PRSUs is contingent upon the satisfaction of certain milestones. The revenue-

related milestone and the liquidity event condition were met prior to December 31, 2021. As of June 30, 2023, the time-based vesting was the only condition yet to be satisfied over the remaining requisite service period, and the number of shares to vest subject to this condition is insignificant.
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
The Company recognized stock-based compensation expense associated with PRSUs granted to the CEO of $7.0 million for each of the three months ended June 30, 2023 and 2022; and $13.9 million each for the six months ended June 30, 2023 and 2022. These expenses were recorded in general and administrative expenses in the condensed consolidated statements of operations.
Stock-Based Compensation
Total stock-based compensation expense recorded for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,731	$1,914	$3,427	$3,440
Research and development	10,060	7,819	19,039	16,128
Sales and marketing (1)	17,273	15,033	33,029	27,569
General and administrative (2)	25,184	25,369	49,447	49,623
Stock-based compensation, net of amounts capitalized	54,248	50,135	104,942	96,760
Capitalized stock-based compensation	424	1,223	938	1,223
Total stock-based compensation expense	$54,672	$51,358	$105,880	$97,983
(1)     Sales and marketing expense includes $2.3 million and $4.7 million for the three and six months ended June 30, 2023, respectively, of stock-based compensation expense related to RSUs, options and ESPP purchase rights granted to the President of the Company primarily granted in September 2022.
(2)    General and administrative expense includes stock-based compensation expense associated with RSUs and PRSUs granted to our CEO primarily in September 2021 of $13.9 million for each of the three months ended June 30, 2023 and 2022, and $27.7 million for each of the six months ended June 30, 2023 and 2022.

As of June 30, 2023, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	June 30, 2023
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$514,142	2.9
Stock options	11,899	3.2
ESPP	7,778	0.9
Total unrecognized stock-based compensation expense	$533,819
9. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its stock options and RSUs as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022, as their effect was antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(35,658)	$(69,753)	$(78,322)	$(118,812)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	291,995	284,761	291,068	281,492

Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(0.12)	$(0.24)	$(0.27)	$(0.42)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Three and Six Months Ended June 30,
	2023	2022
RSUs and PRSUs	33,802	35,716
Stock options	2,611	977
ESPP	80	151
Total	36,493	36,844

10. Income Taxes
The Company's quarterly tax provision and estimates of its annual effective tax rate are estimates due to several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, discrete items (such as windfalls or shortfalls from stock-based compensation) in the period offset with our valuation allowance. The provision for income taxes was $3.6 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively; and $7.6 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively. The increase in the provision for income taxes in the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in profit before tax from foreign jurisdictions.
11. Geographic Information
The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$64,244	$52,117	$125,311	$100,890
Europe, Middle East and Africa	56,338	47,878	109,204	93,383
Asia Pacific	20,361	18,240	40,386	35,719
Other	4,136	3,197	7,870	6,077
Total revenue	$145,079	$121,432	$282,771	$236,069
Revenue from North America consists primarily of revenue from the United States. For the three months ended June 30, 2023 and 2022, revenue generated from the United States was $57.3 million and $46.2 million, or 39% and 38% of total consolidated revenue, respectively. For the six months ended June 30, 2023 and 2022, revenue generated from the United States was $111.2 million and $89.0 million, or 39% and 38% of total consolidated revenue, respectively. The United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $18.4 million and $15.8 million, or 12% and 13% of total consolidated revenue for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $35.5 million and $29.2 million, or 12% and 12% of total consolidated revenue, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	June 30, 2023	December 31, 2022
North America	$23,884	$23,839
Europe, Middle East and Africa	3,111	4,039
Asia Pacific	25,773	29,285
Total long-lived assets	$52,768	$57,163
Long-lived assets in North America are primarily located in the United States, and long lived assets in Asia Pacific are primarily located in India.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2022 included in the Annual Report on Form 10-K. As described in the section titled "Special Note About Forward-Looking Statements," the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors,” and in the section titled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.
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
Our customer base and operations have scaled over time. Our total revenue was $145.1 million and $121.4 million in the three months ended June 30, 2023 and 2022, respectively, representing a year-over-year growth rate of 19%; and $282.8 million and $236.1 million in the six months ended June 30, 2023 and 2022, respectively; representing a year-over-year growth rate of 20%. We incurred operating losses of $43.3 million and $67.4 million for three months ended June 30, 2023 and 2022, respectively; and $91.4 million and $114.5 million for the six months ended June 30, 2023 and 2022, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, geopolitical developments, and the ongoing impacts of the COVID-19 pandemic have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth in 2022. During the second quarter of 2023, while the Euro and British Pound remained relatively stable against the U.S. dollar, volatility in the foreign currency market still exists. For the quarters ended June 30, 2023, March 31, 2023 and June 30, 2022, we had approximately 27%, 26% and 27%, respectively, of revenue exposure related to the Euro and British Pound. If these conditions persist, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
Given our subscription-based business model, the effects of the macroeconomic conditions may not be fully reflected in our revenue until future periods. The ultimate impact on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which this will affect our business, productivity of our employees, future results of operations, and financial condition. See the section titled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 for further discussion of the challenges and risks we have encountered and could encounter related to these macroeconomic events.

Key Business Metrics
We monitor and review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. Key business metrics and our financial performance are impacted by various factors discussed below, including fluctuations in the value of foreign currencies relative to the U.S. dollar. We also review customer data used for calculating these key business metrics on an ongoing basis and make necessary modifications resulting from such review. We believe these key business metrics provide meaningful supplemental information for management and investors in assessing our operating performance.

	June 30,
	2023	2022	% Growth
Number of customers contributing more than $5,000 in ARR	19,105	16,212	18%
ARR from customers contributing more than $5,000 in ARR as a percentage of total ARR	88%	86%
Net dollar retention rate	108%	111%
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
Net Dollar Retention Rate
Our net dollar retention rate measures our ability to increase revenue across our existing customer base through expansion of users and products associated with a customer as offset by our churn and contraction in the number of users and products associated with a customer. To calculate net dollar retention rate as of a particular date, we first determine "Entering ARR," which is ARR from the population of our customers as of 12 months prior to the end of the reporting period. We then calculate the "Ending ARR," which is ARR from the same set of customers as of the end of the reporting period. We then divide the Ending ARR by the Entering ARR to arrive at our net dollar retention rate. Ending ARR includes upsells, cross-sells, and renewals during the measurement period and is net of any contraction or attrition over this period.
For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 19% and 22% of ARR as of June 30, 2023 and 2022, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention rate.
Our net dollar retention rate of 108% as of June 30, 2023 decreased from 111% as of June 30, 2022 primarily due to lower expansion within existing customers driven by macroeconomic pressures. We expect our net dollar retention rate could fluctuate in future periods due to a number of factors, including our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), we believe the following non-GAAP financial measures are useful in evaluating our operating performance: non-GAAP income (loss) from operations, non-GAAP net income (loss), and free cash flow. We use these non-GAAP financial measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe these non-GAAP financial measures may be helpful to investors because they provide consistency and comparability with past financial performance.
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
The following tables present a reconciliation of our loss from operations to our non-GAAP income (loss) from operations and our GAAP net loss to our non-GAAP net income (loss) for each of the periods presented (in thousands):

Non-GAAP Income (Loss) from Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss from operations	$(43,289)	$(67,352)	$(91,396)	$(114,476)
Non-GAAP adjustments:
Stock-based compensation expense	54,248	50,135	104,942	96,760
Employer payroll taxes on employee stock transactions	717	1,007	1,758	315
Amortization of acquired intangibles	46	415	303	1,039
Non-GAAP income (loss) from operations	$11,722	$(15,795)	$15,607	$(16,362)

Non-GAAP Net Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(35,658)	$(69,753)	$(78,322)	$(118,812)
Non-GAAP adjustments:
Stock-based compensation expense	54,248	50,135	104,942	96,760
Employer payroll taxes on employee stock transactions	717	1,007	1,758	315
Amortization of acquired intangibles	46	415	303	1,039
Income tax adjustments	485	582	1,138	963
Non-GAAP net income (loss)	$19,838	$(17,614)	$29,819	$(19,735)
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$19,895	$(6,824)	$31,399	$(5,469)
Less:
Purchases of property and equipment	(329)	(1,984)	(712)	(3,381)
Capitalized internal-use software	(1,486)	(1,378)	(3,511)	(2,722)
Free cash flow	$18,080	$(10,186)	$27,176	$(11,572)
Net cash provided by (used in) investing activities	$2,800	$4,782	$44,136	$(20,864)
Net cash used in financing activities	$(10,952)	$(11,322)	$(23,380)	$(131,351)

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
We expect our cost of revenue to continue to increase in dollar amount as we invest additional resources in our cloud-based infrastructure and customer support and professional services organizations. However, our gross profit and gross margin may fluctuate from period to period due to the timing and extent of our investments in third-party hosting capacity, expansion of our cloud-based infrastructure, customer support, and professional services organizations, as well as the amortization of costs associated with capitalized internal-use software.
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
General and Administrative. General and administrative expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for certain executives and other general and administrative personnel, third-party professional services fees, including consulting, legal, audit, and accounting services, travel and entertainment costs, accounting, legal, human resources, and recruiting personnel, costs of director and officer insurance, costs associated with acquisitions of businesses, software license fees, and rental of office premises.
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
Interest and Other Income (Expense), Net
Interest and other income (expense), net primarily consists of interest income from our investment portfolios, amortization of premium or discount on marketable securities, and foreign currency gains and losses.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$145,079	$121,432	$282,771	$236,069
Cost of revenue(1)	24,861	24,042	50,097	46,437
Gross profit	120,218	97,390	232,674	189,632
Operating expenses:
Research and development(1)	34,180	34,297	67,037	65,014
Sales and marketing(1)	87,975	90,038	174,785	161,504
General and administrative(1)	41,352	40,407	82,248	77,590
Total operating expenses	163,507	164,742	324,070	304,108
Loss from operations	(43,289)	(67,352)	(91,396)	(114,476)
Interest and other income (expense), net	11,216	(242)	20,695	360
Loss before income taxes	(32,073)	(67,594)	(70,701)	(114,116)
Provision for income taxes	3,585	2,159	7,621	4,696
Net loss	$(35,658)	$(69,753)	$(78,322)	$(118,812)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,731	$1,914	$3,427	$3,440
Research and development	10,060	7,819	19,039	16,128
Sales and marketing(2)	17,273	15,033	33,029	27,569
General and administrative(3)	25,184	25,369	49,447	49,623
Total stock-based compensation expense	$54,248	$50,135	$104,942	$96,760
(2)    Sales and marketing expense includes $2.3 million and $4.7 million for the three and six months ended June 30, 2023, respectively, of stock-based compensation expense related to RSUs, options and ESPP purchase rights granted to the President of the Company primarily granted in September 2022.
(3) General and administrative expense includes stock-based compensation expense associated with RSUs and PRSUs granted to our CEO primarily in September 2021 of $13.9 million for each of the three months ended June 30, 2023 and 2022, and $27.7 million for each of the six months ended June 30, 2023 and 2022.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	17	20	18	20
Gross profit	83	80	82	80
Operating expense:
Research and development	24	28	23	28
Sales and marketing	61	74	62	68
General administrative	29	33	29	33
Total operating expenses	114	135	114	129
Loss from operations	(31)	(55)	(32)	(49)
Interest and other income, net	8	—	7	—
Loss before income taxes	(23)	(55)	(25)	(49)
Provision for income taxes	2	2	3	2
Net loss	(25)%	(57)%	(28)%	(51)%
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Subscription services	$141,699	$118,393	$23,306	20%
Professional services	3,380	3,039	341	11%
Total revenue	$145,079	$121,432	$23,647	19%
Revenue increased by $23.6 million, or 19%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Of the total increase in revenue, approximately $7.3 million was attributable to revenue from existing customers as of June 30, 2022, net of contraction and churn, and approximately $16.3 million was attributable to revenue from new customers acquired during the twelve months ended June 30, 2023, net of contraction and churn. Our net dollar retention rate of 108% as of June 30, 2023 reflects the expansion within existing customers and the sale of additional products to these customers. Our net dollar retention rate decreased from 111% as of June 30, 2022 primarily due to relatively lower expansion within existing customers driven by macroeconomic pressures. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$24,861	$24,042	$819	3%
Gross Margin	83%	80%
Cost of revenue increased by $0.8 million, or 3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This was primarily due to increases of $1.3 million in third-party hosting costs and $0.5 million in software license fees, offset by decreases of $0.6 million in personnel-related costs due to changes in certain employee incentives, net of annual compensation adjustments, and $0.5 million in professional services fees. Our gross margin increased to 83% for the three months ended June 30, 2023 from 80% in the same period of the prior year, as we increased our revenue and continue to realize benefits from economies of scale and due to ongoing initiatives to improve our cost structure.
Operating Expenses

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$34,180	$34,297	$(117)	—%
Sales and marketing	87,975	90,038	(2,063)	(2)%
General and administrative	41,352	40,407	945	2%
Total operating expenses	$163,507	$164,742	$(1,235)	(1)%
The decrease in our operating expenses in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, was primarily driven by a decrease in advertising, marketing and branding expenses; partially offset by an increase in personnel-related costs, including stock-based compensation, primarily due to annual compensation adjustments.
Research and Development
Research and development expense decreased by $0.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This was primarily driven by decreases of $1.3 million in personnel-related costs, $0.8 million in professional services fees and $0.2 million in travel and subscription expenses; partially offset by an increase of $2.2 million in stock-based compensation expense. The decrease in personnel-related costs is primarily due to certain changes in employee incentives partially offset by annual compensation adjustments.
Sales and Marketing
Sales and marketing expense decreased by $2.1 million, or 2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This was primarily driven by decreases of $5.2 million in advertising, marketing and branding expenses, $1.3 million in professional services fees, $1.2 million in reseller commissions, and $1.1 million in travel related expenses; partially offset by increases of $4.5 million in personnel-related costs, mostly due to annual compensation adjustments, and $2.2 million in stock-based compensation expense.
General and Administrative
General and administrative expense increased by $0.9 million, or 2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This was primarily driven by increases of $1.4 million in tax-related costs and $0.6 million in personnel-related costs; partially offset by a decrease of $0.9 million in directors and officers' insurance and $0.2 million in stock-based compensation expense. The increase in personnel-related costs is primarily due to annual compensation adjustments, partially offset by certain changes in employee incentives.
Interest and Other (Expense) Income, Net

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$11,252	$2,109	$9,143	434%
Other income (expense), net	(36)	(2,351)	2,315	(98)%
Interest and other income (expense), net	$11,216	$(242)	$11,458	*

*not meaningful

Interest income increased $9.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to higher interest income earned in our marketable securities portfolios and an increase in average interest rates.
Other income (expense), net changed by $2.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a favorable foreign exchange movement in the U.S. dollar.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$3,585	$2,159	$1,426	66%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended June 30, 2023 and 2022, we recorded a provision for income taxes of $3.6 million and $2.2 million on loss before taxes of $32.1 million and $67.6 million, respectively. The increase in provision for income taxes during the three months ended June 30, 2023 was primarily due to an increase in profit before tax in foreign jurisdictions.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Subscription services	$275,722	$229,790	$45,932	20%
Professional services	7,049	6,279	770	12%
Total revenue	$282,771	$236,069	$46,702	20%
Revenue increased by $46.7 million, or 20%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was primarily driven by increases in additional agents enabled by our customers under their account and sales of products to existing customers, as well as the addition of new customers. Of the total increase in revenue, approximately $19.0 million was attributable to revenue from existing customers as of June 30, 2022, net of contraction and churn, and approximately $27.7 million was attributable to revenue from new customers acquired during the twelve months ended June 30, 2023, net of contraction and churn. Our net dollar retention rate of 108% as of June 30, 2023 reflects the expansion within existing customers and the sale of additional products to these customers. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$50,097	$46,437	$3,660	8%
Gross Margin	82%	80%
Cost of revenue increased by $3.7 million, or 8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was primarily due to increases of $2.5 million in third-party hosting costs, $1.0 million in software license fees, $0.9 million in amortization of internally capitalized software; partially offset by a decrease of $0.7 million in amortization of developed technology. Our gross margin increased to 82% for the six months ended June 30, 2023 from 80% in the same period of the prior year, as we increased our revenue and realized benefits from economies of scale and due to ongoing initiatives to improve our cost structure.
Operating Expenses

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$67,037	$65,014	$2,023	3%
Sales and marketing	174,785	161,504	13,281	8%
General and administrative	82,248	77,590	4,658	6%
Total operating expenses	$324,070	$304,108	$19,962	7%
The increases in our operating expenses in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, were primarily driven by an increase in personnel-related costs due to annual compensation adjustments, net of certain changes in employee incentives and changes in stock-based compensation expense; partially offset by a decrease in advertising, marketing and branding expenses.
Research and Development
Research and development expense increased by $2.0 million, or 3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was primarily driven by increases of $2.9 million in stock-based compensation expense and $0.2 million in personnel-related costs; partially offset by a decrease of $1.3 million in professional services fees.
Sales and Marketing
Sales and marketing expense increased by $13.3 million, or 8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was primarily driven by increases of $17.2 million in personnel-related costs, primarily due to annual compensation adjustments, $5.5 million in stock-based compensation expense and $0.6 million in rent and $0.3 million in subscription expenses; partially offset by decreases of $7.2 million in advertising, branding, and event costs, $1.8 million in reseller commissions and $1.3 million in professional services fees.
General and Administrative
General and administrative expense increased by $4.7 million, or 6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was primarily driven by increases of $3.1 million in personnel-related costs, $1.4 million in tax-related costs, $1.3 million in professional services fees, comprised primarily of legal, accounting and consulting fees and $0.4 million in software license fees; partially offset by a decrease of $1.8 million in directors and officers insurance.
Interest and Other Income, Net

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$20,522	$2,915	$17,607	604%
Other income (expense), net	173	(2,555)	2,728	*
Interest and other income, net	$20,695	$360	$20,335	5649%
*not meaningful

Interest income increased by $17.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher interest income earned on higher balances maintained in our marketable securities portfolios and an increase in average interest rates.
Other income (expense), net changed by $2.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a favorable foreign exchange movement in the U.S. dollar.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$7,621	$4,696	$2,925	62%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the six months ended June 30, 2023 and 2022, we recorded provision for income taxes of $7.6 million and $4.7 million on loss before taxes of $70.7 million and $114.1 million, respectively. The increase in tax expense for the six months ended June 30, 2023 was primarily due to an increase in profit before tax in foreign jurisdictions.
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $356.2 million and marketable securities of $804.6 million. Our marketable securities consist primarily of U.S. treasury securities, U.S. government agency securities, corporate debt securities, and mutual funds.
Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors. In September 2021, we completed our IPO which generated net proceeds of approximately $1.1 billion. As of June 30, 2023, we had an accumulated deficit of $3.6 billion. Our operating activities resulted in cash inflows of $31.4 million for the six months ended June 30, 2023.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$31,399	$(5,469)
Net cash provided by (used in) investing activities	44,136	(20,864)
Net cash used in financing activities	(23,380)	(131,351)
Cash Flows from Operating Activities
Net cash provided by operating activities of $31.4 million for the six months ended June 30, 2023 reflects our net loss of $78.3 million, adjusted for non-cash items such as stock-based compensation of $104.9 million, amortization of deferred contract acquisition costs of $11.5 million, depreciation and amortization of $6.1 million and non-cash lease expense of $3.7 million; offset by $7.8 million from discount amortization of marketable securities and net cash outflows of $8.8 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were due to increases in operating assets of $12.8 million in deferred contract acquisition costs, $6.6 million in prepaid expenses and other assets and $3.6 million in accounts receivable; and a decrease in operating liabilities of $5.5 million in accrued and other liabilities, $4.9 million in lease liabilities, and $4.2 million in accounts payable; offset by an increase in operating liabilities of $28.7 million in deferred revenue.
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
Cash Flows from Investing Activities
Net cash provided by investing activities of $44.1 million for the six months ended June 30, 2023 consisted of $48.3 million in proceeds from maturities and sales, net of purchases of marketable securities; offset by $3.5 million in capitalized internal-use software and $0.7 million in purchases of property and equipment.
Net cash used in investing activities of $20.9 million for the six months ended June 30, 2022 consisted of $14.8 million in purchases of marketable securities, net of proceeds from maturities and sales, $3.4 million in purchases of property and equipment, and $2.7 million in capitalized internal-use software.
Cash Flows from Financing Activities
Net cash used in financing activities of $23.4 million for the six months ended June 30, 2023 consisted of $27.7 million in payment of withholding taxes on net share settlement of equity awards; offset by $4.3 million of proceeds from issuance of common stock under our employee stock purchase plan, net of taxes withheld.
Net cash used in financing activities of $131.4 million for the six months ended June 30, 2022 consisted primarily of $138.3 million in payment of withholding taxes on net share settlement of equity awards offset by $7.0 million of proceeds from issuance of common stock under our employee stock purchase plan, net of taxes withheld. The withholding taxes paid includes the taxes related to the settlement and release of all remaining RSUs subject to the terms of certain lock-up agreements with the underwriters of the IPO that expired in February 2022.

Remaining Performance Obligations on Customer Contracts
We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms, and most of our multi-year contracts are invoiced annually. As of June 30, 2023, remaining performance obligations totaled $350.8 million, which comprised $234.4 million of deferred revenue and $116.4 million of unbilled revenue.
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
As of June 30, 2023, our estimated future contractual obligations totaled $112.5 million, of which $30.0 million and $82.5 million were operating lease commitments and other contractual obligations, respectively. See Note 6 - Leases and Note 7 - Commitments and Contingencies in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
There have been no changes to our critical accounting policies and estimates during the three and six months ended June 30, 2023 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 23, 2023.
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
To reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian Rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of June 30, 2023, the total notional amount of outstanding designated foreign currency forward contracts was $43.6 million. The fair value of derivative assets and liabilities as of June 30, 2023, and all related unrealized and realized gains and losses during the three and six months ended June 30, 2023 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Based on a sensitivity analysis we have performed as of June 30, 2023, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would not have a material effect on our financial statements.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds, and commercial paper. We had cash and cash equivalents of $356.2 million and marketable securities of $804.6 million as of June 30, 2023. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of June 30, 2023, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash, cash equivalents and marketable securities.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us, certain of our current officers and directors, and underwriters of the IPO. On April 14, 2023, the court appointed lead plaintiff filed a consolidated amended class action complaint. The complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in the IPO. On June 14, 2023, we and the other defendants filed a motion to dismiss the complaint, which is pending. We and the other defendants intend to vigorously defend against the claims in this action.
On March 20, 2023, a purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants our current directors, as well as Freshworks as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On June 21, 2023, the court stayed the case in light of the pending securities class action. We and the other defendants intend to vigorously defend against the claims in this action.
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
ITEM 1A. RISK FACTORS
You should carefully consider the risks described under the section "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 filed with the SEC on May 4, 2023, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These identified risks and uncertainties may have a material adverse effect on our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also become important factors that affect our business. You should not interpret our disclosure of any of the foregoing risks to imply that such risks have not already materialized. There have been no material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, our Section 16 officers and directors adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company's securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as set forth in the table below.

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Rathna Girish Mathrubootham	Chief Executive Officer and Chairman	Adoption	June 14, 2023	June 20, 2024	Up to 1,900,000 shares
Srinivasagopalan Ramamurthy	Chief Product Officer	Adoption	June 16, 2023	March 29, 2024	Up to 400,000 shares
Johanna Flower	Director	Adoption	June 14, 2023	June 28, 2024	Up to 55,400 shares
Jennifer Taylor	Director	Adoption	May 9, 2023	June 28, 2024	Up to 95,242 shares
None of our Section 16 officers or directors adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

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

Freshworks Inc.

Date:	August 2, 2023	By:	/s/ Rathna Girish Mathrubootham
Rathna Girish Mathrubootham
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)