Form 10-Q
period 2023-09-30
Freshworks Inc.
filed 2023-10-31
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
(Address of principal executive offices, including zip code)
(650) 513-0514
Registrant's telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	FRSH	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No  ☒
As of October 27, 2023, the number of shares of registrant’s Class A common stock outstanding was 202,142,733 and the number of shares of the registrant’s Class B common stock outstanding was 93,146,624.

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
Where You Can Find More Information
We announce material information to the public through a variety of means, including filings with the U.S. Securities and Exchange Commission, press releases, public conference calls, our website (freshworks.com), the investor relations section of our website (ir.freshworks.com), our LinkedIn account (linkedin.com/company/freshworks-inc/), and our X (formerly Twitter) account (@FreshworksInc). We use these channels to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$458,249	$304,083
Marketable securities	706,472	843,405
Accounts receivable, net of allowance of $7,003 and $6,628	80,294	70,470
Deferred contract acquisition costs	22,155	20,139
Prepaid expenses and other current assets	52,331	38,913
Total current assets	1,319,501	1,277,010
Property and equipment, net	22,928	24,139
Operating lease right-of-use assets	32,246	33,024
Deferred contract acquisition costs, noncurrent	19,067	19,536
Goodwill	6,181	6,181
Deferred tax assets	8,535	8,689
Other assets	9,630	11,637
Total assets	$1,418,088	$1,380,216
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,688	$5,908
Accrued liabilities	54,664	59,008
Deferred revenue	246,085	205,626
Income tax payable	2,284	1,150
Total current liabilities	305,721	271,692
Operating lease liabilities, non-current	26,949	28,174
Other liabilities	26,934	28,532
Total liabilities	359,604	328,398
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized; 201,798,721 and 162,825,075 shares issued and outstanding	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized; 93,062,334 and 126,268,150 shares issued and outstanding	1	1
Additional paid-in capital	4,675,801	4,562,319
Accumulated other comprehensive loss	(4,892)	(7,431)
Accumulated deficit	(3,612,428)	(3,503,073)
Total stockholders' equity	1,058,484	1,051,818
Total liabilities and stockholders' equity	$1,418,088	$1,380,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$153,550	$128,760	$436,321	$364,829
Cost of revenue	26,263	24,179	76,360	70,616
Gross profit	127,287	104,581	359,961	294,213
Operating expense:
Research and development	34,885	35,871	101,922	100,885
Sales and marketing	90,673	86,865	265,458	248,369
General and administrative	40,464	40,133	122,712	117,723
Total operating expenses	166,022	162,869	490,092	466,977
Loss from operations	(38,735)	(58,288)	(130,131)	(172,764)
Interest and other income, net	10,993	2,249	31,688	2,609
Loss before income taxes	(27,742)	(56,039)	(98,443)	(170,155)
Provision for income taxes	3,291	1,804	10,912	6,500
Net loss	$(31,033)	$(57,843)	$(109,355)	$(176,655)
Net loss per share - basic and diluted	$(0.11)	$(0.20)	$(0.37)	$(0.62)
Weighted average shares used in computing net loss per share - basic and diluted	294,146	286,697	292,103	283,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(31,033)	$(57,843)	$(109,355)	$(176,655)
Other comprehensive income (loss):
Change in unrealized loss on marketable securities	1,483	(2,481)	3,169	(8,043)
Net change on cash flow hedges	(734)	—	(630)	—
Total other comprehensive income (loss)	749	(2,481)	$2,539	$(8,043)
Comprehensive loss	$(30,284)	$(60,324)	$(106,816)	$(184,698)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of June 30, 2023	292,839	$3	$4,644,686	$(5,641)	$(3,581,395)	$1,057,653
Issuance of common stock upon exercise of stock options	61	—	16	—	—	16
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,961	—	(24,510)	—	—	(24,510)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	—	—	—	—	—	—
Stock-based compensation	—	—	55,609	—	—	55,609
Other comprehensive income	—	—	—	749	—	749
Net loss	—	—	—	—	(31,033)	(31,033)
Balances as of September 30, 2023	294,861	$3	$4,675,801	$(4,892)	$(3,612,428)	$1,058,484

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of June 30, 2022	285,558	$3	$4,475,669	$(6,309)	$(3,389,753)	$1,079,610
Issuance of common stock upon exercise of stock options	34	—	3	—	—	3
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,490	—	(13,230)	—	—	(13,230)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	—	—	—	—	—	—
Stock-based compensation	—	—	53,944	—	—	53,944
Unrealized loss on marketable securities	—	—	—	(2,481)	—	(2,481)
Net loss	—	—	—	—	(57,843)	(57,843)
Balances as of September 30, 2022	287,082	$3	$4,516,386	$(8,790)	$(3,447,596)	$1,060,003

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2022	289,093	$3	$4,562,319	$(7,431)	$(3,503,073)	$1,051,818
Issuance of common stock upon exercise of stock options	205	—	61	—	—	61
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	5,196	—	(52,380)	—	—	(52,380)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	367	—	4,312	—	—	4,312
Stock-based compensation	—	—	161,489	—	—	161,489
Other comprehensive income	—	—	—	2,539	—	2,539
Net loss	—	—	—	—	(109,355)	(109,355)
Balances as of September 30, 2023	294,861	$3	$4,675,801	$(4,892)	$(3,612,428)	$1,058,484

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2021	273,294	$3	$4,509,724	$(747)	$(3,270,941)	$1,238,039
Issuance of common stock upon exercise of stock options	389	—	106	—	—	106
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	12,889	—	(152,330)	—	—	(152,330)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	510	—	6,959	—	—	6,959
Stock-based compensation	—	—	151,927	—	—	151,927
Unrealized loss on marketable securities	—	—	—	(8,043)	—	(8,043)
Net loss	—	—	—	—	(176,655)	(176,655)
Balances as of September 30, 2022	287,082	$3	$4,516,386	$(8,790)	$(3,447,596)	$1,060,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(109,355)	$(176,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,098	8,574
Amortization of deferred contract acquisition costs	17,600	13,321
Non-cash lease expense	5,692	4,463
Stock-based compensation	160,067	150,652
Premium (discount) amortization on marketable securities	(12,108)	564
Change in fair value of equity securities	(65)	(75)
Deferred income taxes	113	309
Other	175	1,468
Changes in operating assets and liabilities:
Accounts receivable	(10,003)	(5,256)
Deferred contract acquisition costs	(19,147)	(19,554)
Prepaid expenses and other assets	(11,793)	(12,374)
Accounts payable	(3,219)	(1,962)
Accrued and other liabilities	(3,150)	3,874
Deferred revenue	40,459	30,796
Operating lease liabilities	(9,052)	(7,837)
Net cash provided by (used in) operating activities	55,312	(9,692)
Cash Flows from Investing Activities:
Purchases of property and equipment	(990)	(5,288)
Proceeds from sale of property and equipment	91	132
Capitalized internal-use software	(5,075)	(3,828)
Purchases of marketable securities	(653,679)	(538,501)
Sales of marketable securities	—	92,786
Maturities and redemptions of marketable securities	805,933	293,625
Net cash provided by (used in) investing activities	146,280	(161,074)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan, net	4,312	7,011
Proceeds from exercise of stock options	61	98
Payment of withholding taxes on net share settlement of equity awards	(51,782)	(151,716)
Payment of deferred offering costs	—	(109)
Net cash used in financing activities	(47,409)	(144,716)
Net increase (decrease) in cash, cash equivalents and restricted cash	154,183	(315,482)
Cash, cash equivalents and restricted cash, beginning of period	304,158	747,864
Cash, cash equivalents and restricted cash, end of period	$458,341	$432,382

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$458,249	$432,313
Restricted cash included in prepaid expenses and other current assets	—	3
Restricted cash included in other assets	92	66
Total cash, cash equivalents and restricted cash	$458,341	$432,382

Supplemental cash flow information:
Cash paid for taxes	$9,893	$9,550
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$4,914	$8,968
Stock-based compensation capitalized as internal-use software	$1,422	$1,275
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
Unaudited Interim Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations, of comprehensive loss, of cash flows, and of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and its results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
There were no customers that individually exceeded 10% of the Company’s revenue for the three and nine months ended September 30, 2023 and 2022 or that represented 10% or more of the Company’s consolidated accounts receivable balance as of September 30, 2023.
The Company primarily relies upon its third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact the Company's operations and its business could be adversely impacted.
Significant Accounting Policies
The Company's significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three and nine months ended September 30, 2023. However, starting in 2023, the Company entered into foreign exchange forward contracts to hedge a portion of its forecasted foreign currency expenses and while the impact of the Company's derivative instruments is not material to its condensed consolidated financial statements, the accounting policy on Derivative Instruments is discussed below.
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
Gains or losses related to cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI) on the condensed consolidated statements of stockholders' equity until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within interest and other income. Changes in the fair value of currency forward exchange contracts due to changes in time value were excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. A majority of the balance related to foreign exchange derivative instruments included in AOCI at September 30, 2023 is expected to be reclassified into earnings within 12 months.

Derivative instruments are classified in the condensed consolidated statements of cash flows as cash from operating activities, which reflect the classification of the underlying hedged transactions.
The Company does not use derivative financial instruments for trading or speculative purposes.
As of September 30, 2023, the total notional amount of outstanding designated foreign currency forward contracts was $49.4 million. The fair value of derivative assets and liabilities as of September 30, 2023, and all related unrealized and realized gains and losses during the three and nine months ended September 30, 2023, were not material.
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
Disaggregation of Revenue
The following table summarizes revenue by the Company’s service offerings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription services	$150,033	$125,508	$425,755	$355,298
Professional services	3,517	3,252	10,566	9,531
Total revenue	$153,550	$128,760	$436,321	$364,829
See Note 11 for revenue by geographic location.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements.
Revenue recognized during the three months ended September 30, 2023 and 2022 from amounts included in deferred revenue at the beginning of these periods was $109.5 million and $86.2 million, respectively. Revenue recognized during the nine months ended September 30, 2023 and 2022 from amounts included in deferred revenue at the beginning of these periods was $192.6 million and $146.9 million, respectively.
The aggregate balance of remaining performance obligations as of September 30, 2023 was $375.8 million. The Company expects to recognize $285.0 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2023, remaining performance obligations comprised $246.1 million of deferred revenue and $129.7 million of unbilled revenue.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$40,962	$33,592	$39,675	$29,647
Add: Contract costs capitalized during the period	6,391	6,913	19,147	19,554
Less: Amortization of contract costs during the period	(6,131)	(4,625)	(17,600)	(13,321)
Balance at end of the period	$41,222	$35,880	$41,222	$35,880

3. Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$99,040	$—	$—	$99,040
U.S. treasury securities	213,036	26	—	213,062
U.S. government agency securities	3,939	—	—	3,939
Corporate debt securities	50,965	—	—	50,965
Total cash equivalents	366,980	26	—	367,006
Debt securities:
U.S. treasury securities	240,562	10	(1,197)	239,375
U.S. government agency securities	411,279	—	(2,707)	408,572
Corporate debt securities	57,367	—	(395)	56,972
Total debt securities	709,208	10	(4,299)	704,919
Total cash equivalents and debt securities	$1,076,188	$36	$(4,299)	$1,071,925

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$219,512	$—	$—	$219,512
U.S. treasury securities	13,912	3	—	13,915
U.S. government agency securities	10,417	2	—	10,419
Corporate debt securities	1,995	1	—	1,996
Total cash equivalents	245,836	6	—	245,842
Debt securities:
U.S. treasury securities	441,909	36	(3,160)	438,785
U.S. government agency securities	301,009	35	(3,531)	297,513
Corporate debt securities	106,436	—	(817)	105,619
Total debt securities	849,354	71	(7,508)	841,917
Total cash equivalents and debt securities	$1,095,190	$77	$(7,508)	$1,087,759
The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$103,977	$(584)	$51,150	$(613)	$155,127	$(1,197)
U.S. government agency securities	291,639	(1,588)	111,008	(1,119)	402,647	(2,707)
Corporate debt securities	24,336	(228)	14,803	(167)	39,139	(395)
Total	$419,952	$(2,400)	$176,961	$(1,899)	$596,913	$(4,299)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$190,820	$(1,794)	$105,115	$(1,366)	$295,935	$(3,160)
U.S. government agency securities	220,766	(2,245)	42,754	(1,286)	263,520	(3,531)
Corporate debt securities	30,485	(455)	22,864	(362)	53,349	(817)
Total	$442,071	$(4,494)	$170,733	$(3,014)	$612,804	$(7,508)

The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Due within one year	$485,733	$482,997
Due after one year but within five years	223,475	221,922
Total	$709,208	$704,919
Accrued interest receivable of $4.0 million and $2.8 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of September 30, 2023 and December 31, 2022, the fair value of the term bond mutual funds was $1.6 million and $1.5 million, respectively. The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the condensed consolidated statements of operations. The realized and unrealized gains recognized in the condensed consolidated statements of operations for the term bond mutual funds were not material during the three and nine months ended September 30, 2023 and 2022.
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
The Company did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of September 30, 2023 and December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$99,040	$—	$99,040
U.S. treasury securities	213,062	—	213,062
U.S. government agency securities	—	3,939	3,939
Corporate debt securities	—	50,965	50,965
Marketable securities:
U.S. treasury securities	239,375	—	239,375
U.S. government agency securities	—	408,572	408,572
Corporate debt securities	—	56,972	56,972
Term bond mutual funds	—	1,553	1,553
Total financial assets	$551,477	$522,001	$1,073,478

	December 31, 2022
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$219,512	$—	$219,512
U.S. treasury securities	13,915	—	13,915
U.S. government agency securities	—	10,419	10,419
Corporate debt securities	—	1,996	1,996
Marketable securities:
U.S. treasury securities	438,785	—	438,785
U.S. government agency securities	—	297,513	297,513
Corporate debt securities	—	105,619	105,619
Term bond mutual funds	—	1,488	1,488
Total financial assets	$672,212	$417,035	$1,089,247

5. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Computers	$16,743	$16,552
Capitalized internal-use software	26,728	20,230
Office equipment	4,096	3,744
Furniture and fixtures	8,886	8,881
Motor vehicles	872	1,158
Leasehold improvements	5,729	5,654
Construction in progress	159	224
Total property and equipment	63,213	56,443
Less: accumulated depreciation and amortization	(40,285)	(32,304)
Property and equipment, net	$22,928	$24,139
Capitalization of costs associated with internal-use software were $2.0 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively; and $6.5 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense of capitalized internal-use software was $1.3 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively; and $3.7 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the net carrying value of capitalized internal-use software was $14.0 million and $11.2 million, respectively.
Depreciation expense was $1.7 million for each of the three months ended September 30, 2023 and 2022, respectively; and $5.1 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Accrued Liabilities
The following table summarizes accrued liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$18,239	$20,192
Accrued third-party cloud infrastructure expenses	—	2,752
Accrued reseller commissions	8,434	7,731
Accrued advertising and marketing expenses	3,902	4,465
Advanced payments from customers	4,295	3,480
Accrued taxes	8,242	7,730
Operating lease liabilities, current	3,862	6,775
Contributions withheld for employee stock purchase plan	2,854	1,546
Other accrued expenses	4,836	4,337
Total accrued liabilities	$54,664	$59,008
Noncurrent liabilities include $21.3 million and $23.3 million of long term accrued compensation as of September 30, 2023 and December 31, 2022, respectively.

6. Leases
The Company has operating leases primarily for office space. The leases have remaining lease terms of one to nine years, some of which include options to extend the lease for up to an additional six years. The Company's leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$2,652	$2,147	$7,644	$6,026
Short-term lease cost	76	250	322	907
Variable lease cost	823	660	2,394	2,098
The weighted-average remaining term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (in years)	5.1	5.0
Weighted-average discount rate	8.7%	7.3%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Cash Flow Information:	2023	2022	2023	2022
Cash payments included in the measurement of operating lease liabilities	$4,472	$3,126	$10,879	$7,400
Operating right-of-use ("ROU") assets obtained in exchange for lease obligations	4,914	1,749	4,914	8,968
As of September 30, 2023, maturities of the operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2023	$253
2024	8,675
2025	9,555
2026	6,356
2027	5,131
Thereafter	10,417
Total lease payments	40,387
Less: imputed interest	(9,576)
Present value of operating lease liabilities	$30,811
As of September 30, 2023, there were no material future payments related to signed leases that have not yet commenced.

7. Commitments and Contingencies
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. As of September 30, 2023, other contractual commitments totaling $73.7 million remain outstanding under these agreements through 2025.
Litigation and Loss Contingencies
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against the Company, certain of its current officers and directors, and underwriters of the Company's initial public offering (IPO). On April 14, 2023, the court-appointed lead plaintiff filed a consolidated amended class action complaint. The complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in the IPO. On September 28, 2023, the court issued an order granting in part and denying in part defendants' motion to dismiss. The Company and the other defendants intend to vigorously defend against the remaining claims in this action.
On March 20, 2023, a purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants the Company’s current directors, as well as the Company, as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On June 21, 2023, the court stayed the case in light of the pending securities class action. On October 16, 2023, the court extended the stay of the case in light of the pending securities class action. The Company and the other defendants intend to vigorously defend against the claims in this action.
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
Shares of common stock reserved for future issuance were as follows (in thousands):

September 30, 2023
2011 Stock Plan:
Options, RSUs and PRSUs outstanding	14,418
2021 Equity Incentive Plan:
Options and RSUs outstanding	14,318
Shares reserved for future award issuances	64,223
2022 Inducement Plan:
Options and RSUs outstanding	3,076
Shares reserved for future award issuances	6,700
2021 Employee Stock Purchase Plan
Shares reserved for future award issuances	10,798
Total shares of common stock reserved for issuance	113,533
2021 Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of the Company’s common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on May 15 and November 15 of each year, except for the first purchase period, which began upon the completion of the IPO in September 2021 and ended on May 13, 2022. During the nine months ended September 30, 2023 and September 30, 2022, the Company issued 367,319 and 510,093 shares under the ESPP, respectively, in each case net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the United States. The weighted average purchase price was $11.87 with net proceeds of $4.3 million in the nine months ended September 30, 2023, and the weighted average purchase price was $13.76 with net proceeds of $7.0 million in the nine months ended September 30, 2022.
The ESPP also includes a reset provision for the purchase price if the fair market value of a share of the Company's common stock on the first day of any purchase period is less than or equal to the fair market value of a share of the Company's common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. The reset provision under the ESPP was triggered on May 16, 2022, and again on November 16, 2022. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. The previous modifications did not have a material effect on the Company's stock-based compensation expense during the three and nine months ended September 30, 2023.
Stock-based compensation expense related to ESPP was $1.5 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, and $6.0 million and $9.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Valuation Assumption Inputs	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Expected term (in years)	0.5 - 1.5	0.5 - 2.0
Stock price volatility	58.1% - 77.3%	55.8% - 84.5%
Risk-free interest rate	4.47% - 5.26%	1.54% - 2.58%
Dividend yield	—%	—%
Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock on the date of grant, have a 10-year contractual term, and vest over a four-year period.

Share Information:	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of December 31, 2022	2,758	$9.06	7.3	$15,595
Stock options exercised	(205)	$0.30
Stock options cancelled / forfeited / expired	(3)	$0.16
Balance as of September 30, 2023	2,550	$9.77	6.9	$25,883
Options vested and expected to vest as of September 30, 2023	2,550	$9.77	6.9	$25,883
Options exercisable as of September 30, 2023	1,188	$5.37	4.6	$17,289
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and typically vest over a four-year period.
RSU activity, which includes PRSUs, during the nine months ended September 30, 2023 is as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested, as of December 31, 2022	32,253	$18.86
Granted	9,164	$14.04
Vested (1)	(8,350)	$16.42
Forfeited	(3,805)	$17.31
Unvested, as of September 30, 2023	29,262	$18.25

(1) During the nine months ended September 30, 2023, total shares that vested were 8.3 million, of which 3.2 million were withheld for tax purposes.

The total fair value of vested RSUs during the three months ended September 30, 2023 and 2022 was $50.7 million and $42.4 million, respectively. For the nine months ended September 30, 2023 and 2022, the total fair value of vested RSUs was $137.1 million and $191.4 million, respectively.
Performance-Based Awards
In May 2019, the Board approved a grant of 166,390 shares of PRSUs to the Company’s Chief Executive Officer (CEO). The vesting of these PRSUs is contingent upon the satisfaction of certain milestones. The revenue-related milestone and the liquidity event condition were met prior to December 31, 2021. As of September 30, 2023, the time-based vesting was the only condition yet to be satisfied over the remaining requisite service period, and the number of shares to vest subject to this condition is insignificant.
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
The Company recognized stock-based compensation expense associated with PRSUs granted to the CEO of $7.1 million for each of the three months ended September 30, 2023 and 2022; and $21.0 million each for the nine months ended September 30, 2023 and 2022. These expenses were recorded in general and administrative expenses in the condensed consolidated statements of operations.
Stock-Based Compensation
Total stock-based compensation expense recorded for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,710	$1,772	$5,137	$5,212
Research and development	9,623	10,318	28,662	26,446
Sales and marketing (1)	18,757	16,635	51,786	44,204
General and administrative (2)	25,035	25,167	74,482	74,790
Stock-based compensation, net of amounts capitalized	55,125	53,892	160,067	150,652
Capitalized stock-based compensation	484	52	1,422	1,275
Total stock-based compensation expense	$55,609	$53,944	$161,489	$151,927
(1)     Sales and marketing expense includes $2.4 million and $7.1 million for the three and nine months ended September 30, 2023, respectively, of stock-based compensation expense related to RSUs, options and ESPP purchase rights granted to the President of the Company primarily granted in September 2022. Stock-based compensation expense related to awards granted to the President were not material during the three and nine months ended September 30, 2022.

(2)    General and administrative expense includes stock-based compensation expense associated with RSUs and PRSUs granted to our CEO primarily in September 2021 of $14.1 million for each of the three months ended September 30, 2023 and 2022, and $41.8 million for each of the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	September 30, 2023
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$441,719	2.8
Stock options	10,955	2.9
ESPP	5,750	0.8
Total unrecognized stock-based compensation expense	$458,424
9. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its stock options and RSUs as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022, as their effect was antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(31,033)	$(57,843)	$(109,355)	$(176,655)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	294,146	286,697	292,103	283,258

Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(0.11)	$(0.20)	$(0.37)	$(0.62)

The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Three and Nine Months Ended September 30,
	2023	2022
RSUs and PRSUs	29,262	35,771
Stock options	2,550	2,781
ESPP	241	359
Total	32,053	38,911
10. Income Taxes
The Company's quarterly tax provision and estimates of its annual effective tax rate are estimates due to several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, discrete items (such as windfalls or shortfalls from stock-based compensation) in the period offset with our valuation allowance. The provision for income taxes was $3.3 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively; and $10.9 million and $6.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in the provision for income taxes in the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in profit before tax from foreign jurisdictions.
11. Geographic Information
The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$68,847	$56,288	$194,158	$157,178
Europe, Middle East and Africa	59,128	49,786	168,332	143,169
Asia Pacific	21,111	19,296	61,497	55,015
Other	4,464	3,390	12,334	9,467
Total revenue	$153,550	$128,760	$436,321	$364,829
Revenue from North America consists primarily of revenue from the United States. For the three months ended September 30, 2023 and 2022, revenue generated from the United States was $60.1 million and $49.7 million, or approximately 38% and 39% of total consolidated revenue, respectively. For the nine months ended September 30, 2023 and 2022, revenue generated from the United States was $171.3 million and $138.7 million, or approximately 39% and 38% of total consolidated revenue, respectively. The United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $19.4 million and $16.3 million, or approximately 12% and 13% of total consolidated revenue for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $54.9 million and $47.0 million, or approximately 12% and 13% of total consolidated revenue, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	September 30, 2023	December 31, 2022
North America	$23,627	$23,839
Europe, Middle East and Africa	2,652	4,039
Asia Pacific	28,895	29,285
Total long-lived assets	$55,174	$57,163
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
Our customer base and operations have scaled over time. Our total revenue was $153.6 million and $128.8 million in the three months ended September 30, 2023 and 2022, respectively, representing a year-over-year growth rate of 19%; and $436.3 million and $364.8 million in the nine months ended September 30, 2023 and 2022, respectively; representing a year-over-year growth rate of 20%. We incurred operating losses of $38.7 million and $58.3 million for three months ended September 30, 2023 and 2022, respectively; and $130.1 million and $172.8 million for the nine months ended September 30, 2023 and 2022, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, geopolitical developments, and the impacts of the COVID-19 pandemic have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth in 2022. During the third quarter of 2023, while the Euro and British Pound remained relatively stable against the U.S. dollar, volatility in the foreign currency market still exists. Compared to prior year, the United States Dollar weakened against the Euro and British Pound which contributed to positive impacts in our results of operations. For the quarters ended September 30, 2023, June 30, 2023 and September 30, 2022, we had approximately 27%, 27% and 26%, respectively, of revenue exposure related to the Euro and British Pound. If adverse conditions persist, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
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

	September 30,
	2023	2022	% Growth
Number of customers contributing more than $5,000 in ARR	19,551	16,713	17%
ARR from customers contributing more than $5,000 in ARR as a percentage of total ARR	88%	86%
Net dollar retention rate	108%	107%
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
For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 18% and 21% of ARR as of September 30, 2023 and 2022, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention rate.
Our net dollar retention rate was 108% as of September 30, 2023. On constant currency basis, our net dollar retention rate was 106% which was a decrease from 107% as of September 30, 2022 primarily due to lower expansion within existing customers driven by macroeconomic pressures. We expect our net dollar retention rate could fluctuate in future periods due to a number of factors, including our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
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
The following tables present a reconciliation of our loss from operations to our non-GAAP income (loss) from operations and our GAAP net loss to our non-GAAP net income (loss) for each of the periods presented (in thousands):

Non-GAAP Income (Loss) from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss from operations	$(38,735)	$(58,288)	$(130,131)	$(172,764)
Non-GAAP adjustments:
Stock-based compensation expense	55,125	53,892	160,067	150,652
Employer payroll taxes on employee stock transactions	1,008	994	2,766	1,309
Amortization of acquired intangibles	—	276	303	1,315
Non-GAAP income (loss) from operations	$17,398	$(3,126)	$33,005	$(19,488)

Non-GAAP Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(31,033)	$(57,843)	$(109,355)	$(176,655)
Non-GAAP adjustments:
Stock-based compensation expense	55,125	53,892	160,067	150,652
Employer payroll taxes on employee stock transactions	1,008	994	2,766	1,309
Amortization of acquired intangibles	—	276	303	1,315
Income tax adjustments	479	565	1,617	1,528
Non-GAAP net income (loss)	$25,579	$(2,116)	$55,398	$(21,851)
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$23,913	$(4,223)	$55,312	$(9,692)
Less:
Purchases of property and equipment	(278)	(1,907)	(990)	(5,288)
Capitalized internal-use software	(1,564)	(1,106)	(5,075)	(3,828)
Free cash flow	$22,071	$(7,236)	$49,247	$(18,808)
Net cash provided by (used in) investing activities	$102,144	$(140,210)	$146,280	$(161,074)
Net cash used in financing activities	$(24,029)	$(13,365)	$(47,409)	$(144,716)

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
Provision for Income Taxes
Provision for income tax consists primarily of income taxes related to U.S. states and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as stock-based compensation, and changes in our valuation allowance.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$153,550	$128,760	$436,321	$364,829
Cost of revenue(1)	26,263	24,179	76,360	70,616
Gross profit	127,287	104,581	359,961	294,213
Operating expenses:
Research and development(1)	34,885	35,871	101,922	100,885
Sales and marketing(1)	90,673	86,865	265,458	248,369
General and administrative(1)	40,464	40,133	122,712	117,723
Total operating expenses	166,022	162,869	490,092	466,977
Loss from operations	(38,735)	(58,288)	(130,131)	(172,764)
Interest and other income (expense), net	10,993	2,249	31,688	2,609
Loss before income taxes	(27,742)	(56,039)	(98,443)	(170,155)
Provision for income taxes	3,291	1,804	10,912	6,500
Net loss	$(31,033)	$(57,843)	$(109,355)	$(176,655)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,710	$1,772	$5,137	$5,212
Research and development	9,623	10,318	28,662	26,446
Sales and marketing(2)	18,757	16,635	51,786	44,204
General and administrative(3)	25,035	25,167	74,482	74,790
Total stock-based compensation expense	$55,125	$53,892	$160,067	$150,652
(2)    Sales and marketing expense includes $2.4 million and $7.1 million for the three and nine months ended September 30, 2023, respectively, of stock-based compensation expense related to RSUs, options and ESPP purchase rights granted to the President of the Company primarily granted in September 2022. Stock-based compensation expense related to awards granted to the President were not material during the three and nine months ended September 30, 2022
(3) General and administrative expense includes stock-based compensation expense associated with RSUs and PRSUs granted to our CEO primarily in September 2021 of $14.1 million for each of the three months ended September 30, 2023 and 2022, and $41.8 million for each of the nine months ended September 30, 2023 and 2022.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	17	19	18	19
Gross profit	83	81	82	81
Operating expense:
Research and development	23	28	23	28
Sales and marketing	59	67	61	68
General administrative	26	31	28	32
Total operating expenses	108	126	112	128
Loss from operations	(25)	(45)	(30)	(47)
Interest and other income, net	7	2	7	1
Loss before income taxes	(18)	(43)	(23)	(46)
Provision for income taxes	2	1	2	2
Net loss	(20)%	(44)%	(25)%	(48)%
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Subscription services	$150,033	$125,508	$24,525	20%
Professional services	3,517	3,252	265	8%
Total revenue	$153,550	$128,760	$24,790	19%
Revenue increased by $24.8 million, or 19%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Of the total increase in revenue, approximately $8.6 million was attributable to revenue from existing customers as of September 30, 2022, net of contraction and churn, and approximately $16.2 million was attributable to revenue from new customers acquired during the twelve months ended September 30, 2023, net of contraction and churn. Our net dollar retention rate of 108% as of September 30, 2023 reflects the expansion within existing customers and the sale of additional products to these customers. On constant currency basis, our net dollar retention rate was 106% as of September 30, 2023 which was a decrease from 107% as of September 30, 2022 primarily due to relatively lower expansion within existing customers driven by macroeconomic pressures. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$26,263	$24,179	$2,084	9%
Gross Margin	83%	81%
Cost of revenue increased by $2.1 million, or 9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This was primarily due to increases of $1.5 million in software license fees, $0.7 million in third-party hosting costs, and $0.5 million in amortization of internally capitalized software, offset by decreases of $0.3 million in professional service fees and $0.3 million in personnel-related costs due to changes in certain employee incentives, net of annual compensation adjustments. Our gross margin increased to 83% for the three months ended September 30, 2023 from 81% in the same period of the prior year, as we increased our revenue and continue to realize benefits from economies of scale, and engage in ongoing initiatives to improve our cost structure.
Operating Expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$34,885	$35,871	$(986)	(3)%
Sales and marketing	90,673	86,865	3,808	4%
General and administrative	40,464	40,133	331	1%
Total operating expenses	$166,022	$162,869	$3,153	2%
The $3.2 million, or 2%, increase in our operating expenses in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was primarily driven by an increase of $6.5 million in personnel-related costs, including stock-based compensation, primarily due to annual compensation adjustments; partially offset by decreases of $1.7 million in advertising, marketing and branding expenses. Other decreases are discussed in each of the expense categories below.
Research and Development
Research and development expense decreased by $1.0 million, or 3% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This was primarily driven by decreases of $0.7 million in stock-based compensation expense, $0.3 million in professional services fees and $0.2 million in personnel-related costs. The decrease in personnel-related costs is primarily due to certain changes in employee incentives partially offset by annual compensation adjustments.
Sales and Marketing
Sales and marketing expense increased by $3.8 million, or 4%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This was primarily driven by increases of $4.3 million in personnel-related costs, mostly due to annual compensation adjustments, and $2.1 million in stock-based compensation expense offset by decreases of $1.7 million in advertising, marketing and branding expenses, $0.6 million in professional services fees and $0.6 million in reseller commissions.
General and Administrative
General and administrative expense increased by $0.3 million, or 1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This was primarily driven by increases of $1.1 million in personnel-related costs offset by a decrease of $0.9 million in directors and officers' insurance. The increase in personnel-related costs is primarily due to annual compensation adjustments, partially offset by certain changes in employee incentives.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$12,245	$4,607	$7,638	166%
Other income (expense), net	(1,252)	(2,358)	1,106	(47)%
Interest and other income (expense), net	$10,993	$2,249	$8,744	389%

Interest income increased $7.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to approximately $5.2 million increase in interest income earned on higher balances maintained in our marketable securities portfolios. The remaining increase in interest income is mostly attributed to an increase in average interest rates compared to the prior year.
Other income (expense), net decreased by $1.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a favorable foreign exchange movement in the U.S. dollar.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$3,291	$1,804	$1,487	82%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended September 30, 2023 and 2022, we recorded a provision for income taxes of $3.3 million and $1.8 million on loss before taxes of $27.7 million and $56.0 million, respectively. The increase in provision for income taxes during the three months ended September 30, 2023 was primarily due to an increase in profit before tax in foreign jurisdictions.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Subscription services	$425,755	$355,298	$70,457	20%
Professional services	10,566	9,531	1,035	11%
Total revenue	$436,321	$364,829	$71,492	20%
Revenue increased by $71.5 million, or 20%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily driven by increases in additional agents enabled by our customers under their account and sales of products to existing customers, as well as the addition of new customers. Of the total increase in revenue, approximately $36.1 million was attributable to revenue from existing customers as of September 30, 2022, net of contraction and churn, and approximately $35.4 million was attributable to revenue from new customers acquired during the twelve months ended September 30, 2023, net of contraction and churn. Our net dollar retention rate of 108% as of September 30, 2023 reflects the expansion within existing customers and the sale of additional products to these customers. The substantial majority of our revenue continues to be generated from subscription services.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$76,360	$70,616	$5,744	8%
Gross Margin	82%	81%
Cost of revenue increased by $5.7 million, or 8%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily due to increases of $3.2 million in third-party hosting costs, $2.5 million in software license fees, $1.4 million in amortization of internally capitalized software, offset by a decrease of $0.9 million in amortization of developed technology and $0.8 million decrease in professional service fees. Our gross margin increased to 82% for the nine months ended September 30, 2023 from 81% in the same period of the prior year, as we increased our revenue and realized benefits from economies of scale and due to ongoing initiatives to improve our cost structure.
Operating Expenses

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$101,922	$100,885	$1,037	1%
Sales and marketing	265,458	248,369	17,089	7%
General and administrative	122,712	117,723	4,989	4%
Total operating expenses	$490,092	$466,977	$23,115	5%
The $23.1 million, or 5%, increase in our operating expenses in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily driven by an increase of $35.3 million in personnel-related costs due to annual compensation adjustments, net of certain changes in employee incentives and changes in stock-based compensation expense; partially offset by a decrease of $8.9 million in advertising, marketing and branding expenses and $2.2 million in professional fees.
Research and Development
Research and development expense increased by $1.0 million, or 1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily driven by increases of $2.2 million in stock-based compensation expense, $0.3 million in rent and $0.1 million in personnel-related costs, partially offset by a decrease of $1.6 million in professional services fees.
Sales and Marketing
Sales and marketing expense increased by $17.1 million, or 7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily driven by increases of $21.5 million in personnel-related costs, primarily due to annual compensation adjustments, $7.6 million in stock-based compensation expense and $0.8 million in rent partially offset by decreases of $8.9 million in advertising, branding, and event costs, $2.4 million in reseller commissions and $1.9 million in professional services fees.
General and Administrative
General and administrative expense increased by $5.0 million, or 4%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was primarily driven by increases of $4.2 million in personnel-related costs, $1.9 million in tax-related costs, $1.3 million in professional services fees, comprised primarily of legal, accounting and consulting fees, $0.4 million in travel expenses, partially offset by decreases of $2.7 million in directors and officers insurance and $0.6 million in legal settlements.

Interest and Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$32,767	$7,522	$25,245	336%
Other income (expense), net	(1,079)	(4,913)	3,834	(78)%
Interest and other income, net	$31,688	$2,609	$29,079	*
*not meaningful

Interest income increased by $25.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to approximately $15.9 million increase in interest income earned on higher balances maintained in our marketable securities portfolios. The remaining increase in interest income is mostly attributed to an increase in average interest rates compared to prior year.
Other income (expense), net decreased by $3.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a favorable foreign exchange movement in the U.S. dollar.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$10,912	$6,500	$4,412	68%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended September 30, 2023 and 2022, we recorded provision for income taxes of $10.9 million and $6.5 million on loss before taxes of $98.4 million and $170.2 million, respectively. The increase in tax expense for the nine months ended September 30, 2023 was primarily due to an increase in profit before tax in foreign jurisdictions.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $458.2 million and marketable securities of $706.5 million. Our marketable securities consist primarily of U.S. treasury securities, U.S. government agency securities, corporate debt securities, and mutual funds.
Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors. In September 2021, we completed our IPO which generated net proceeds of approximately $1.1 billion. As of September 30, 2023, we had an accumulated deficit of $3.6 billion. Our operating activities resulted in cash inflows of $55.3 million for the nine months ended September 30, 2023.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$55,312	$(9,692)
Net cash provided by (used in) investing activities	146,280	(161,074)
Net cash used in financing activities	(47,409)	(144,716)
Cash Flows from Operating Activities
Net cash provided by operating activities of $55.3 million for the nine months ended September 30, 2023 reflects our net loss of $109.4 million, adjusted for non-cash items such as stock-based compensation of $160.1 million, amortization of deferred contract acquisition costs of $17.6 million, depreciation and amortization of $9.1 million and non-cash lease expense of $5.7 million; offset by $12.1 million from discount amortization of marketable securities and net cash outflows of $15.9 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were due to increases in operating assets of $19.1 million in deferred contract acquisition costs, $11.8 million in prepaid expenses and other assets and $10.0 million in accounts receivable; and a decrease in operating liabilities of $9.1 million in lease liabilities and $3.2 million in accrued and other liabilities, and $3.2 million in accounts payable; offset by an increase in operating liabilities of $40.5 million in deferred revenue.
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
Cash Flows from Investing Activities
Net cash provided by investing activities of $146.3 million for the nine months ended September 30, 2023 consisted of $152.3 million in proceeds from maturities and sales, net of purchases of marketable securities; offset by $5.1 million in capitalized internal-use software and $1.0 million in purchases of property and equipment.
Net cash used in investing activities of $161.1 million for the nine months ended September 30, 2022 consisted of $152.1 million in purchases of marketable securities, net of proceeds from maturities and sales, $5.3 million in purchases of property and equipment, and $3.8 million in capitalized internal-use software.
Cash Flows from Financing Activities
Net cash used in financing activities of $47.4 million for the nine months ended September 30, 2023 consisted of $51.8 million in payment of withholding taxes on net share settlement of equity awards; offset by $4.3 million of proceeds from issuance of common stock under our employee stock purchase plan, net of taxes withheld.

Net cash used in financing activities of $144.7 million for the nine months ended September 30, 2022 consisted primarily of $151.7 million in payment of withholding taxes on net share settlement of equity awards; offset by $7.0 million of proceeds from issuance of common stock under our employee stock purchase plan, net of taxes withheld. The withholding taxes paid includes the taxes related to the settlement and release of all remaining RSUs subject to the terms of certain lock-up agreements with the underwriters of the IPO that expired in February 2022.
Remaining Performance Obligations on Customer Contracts
We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms, and most of our multi-year contracts are invoiced annually. As of September 30, 2023, remaining performance obligations totaled $375.8 million, which comprised $246.1 million of deferred revenue and $129.7 million of unbilled revenue.
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
As of September 30, 2023, our estimated future contractual obligations totaled $104.5 million, of which $30.8 million and $73.7 million were operating lease commitments and other contractual obligations, respectively. See Note 6 - Leases and Note 7 - Commitments and Contingencies in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
There have been no changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2023 as compared to those disclosed in our "Management's Discussion and Analysis of

Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 23, 2023.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our condensed consolidated statements of operations. Our condensed consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian Rupee, British Pound and Euro, and may be adversely affected in the future due to changes in foreign exchange rates.
To reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian Rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of September 30, 2023, the total notional amount of outstanding designated foreign currency forward contracts was $49.4 million. The fair value of derivative assets and liabilities as of September 30, 2023, and all related unrealized and realized gains and losses during the three and nine months ended September 30, 2023 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Based on a sensitivity analysis we have performed as of September 30, 2023, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would not have a material effect on our financial statements.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, and corporate bonds. We had cash and cash equivalents of $458.2 million and marketable securities of $706.5 million as of September 30, 2023. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Based on an interest rate sensitivity analysis we have performed as of September 30, 2023, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash, cash equivalents and marketable securities.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us, certain of our current officers and directors, and underwriters of the IPO. On April 14, 2023, the court appointed lead plaintiff filed a consolidated amended class action complaint. The complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in the IPO. On September 28, 2023, the court issued an order granting in part and denying in part defendants' motion to dismiss. We and the other defendants intend to vigorously defend against the remaining claims in this action.
On March 20, 2023, a purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants our current directors, as well as Freshworks as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On June 21, 2023, the court stayed the case in light of the pending securities class action. On October 16, 2023, the court extended the stay of the case in light of the pending securities class action. We and the other defendants intend to vigorously defend against the claims in this action.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company's securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as set forth in the table below.

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Tyler Sloat	Chief Financial Officer	Adoption	September 6, 2023	August 31, 2024	Up to 400,000 shares
Sameer Gandhi	Director	Adoption (1)	September 19, 2023	November 29, 2024	Up to 100,000 shares (1)
Barry Padgett	Director	Adoption	September 14, 2023	September 3, 2024	Up to 38,356 shares
(1) This 10b5-1 trading arrangement was adopted by The Potomac Trust, dated 9/21/2001, of which Mr. Gandhi is a co-trustee.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Stacey Epstein, the Company's former Chief Marketing Officer, departed the Company on September 15, 2023.

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

Freshworks Inc.

Date:	October 31, 2023	By:	/s/ Rathna Girish Mathrubootham
Rathna Girish Mathrubootham
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	October 31, 2023	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)