Form 10-K
period 2023-12-31
Freshworks Inc.
filed 2024-02-16
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 001-40806
__________________________________________
Freshworks Inc.
__________________________________________
(Exact name of Registrant as specified in its charter)

Delaware	33-1218825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
__________________________________________
2950 S. Delaware Street, Suite 201
San Mateo, CA 94403
(Address of principal executive offices, including zip code)
(650) 513-0514
(Registrant's telephone number, including area code)
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	FRSH	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $2.91 billion, based on the closing price of $17.58 per share for the registrant's Class A common stock as reported for such date by Nasdaq Global Select Market. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 13, 2024, the number of shares of the registrant's Class A common stock outstanding was 218,138,784 and the number of shares of the registrant's Class B common stock outstanding was 79,798,510.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The 2024 Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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
•the effects of macroeconomic uncertainties, including rising interest rates, foreign exchange rate volatility, global geopolitical uncertainties, inflationary pressures, and other macroeconomic factors beyond our control;
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
We deliver modern and innovative AI-guided customer and employee service solutions that enable companies of all sizes to drive delightful engagement and increase productivity. We started with Freshdesk, our customer service (CS) product, and later expanded our offering to include Freshservice, our IT and employee service management (ITSM) product. Next, we introduced Freshsales and Freshmarketer, our sales force and marketing automation solutions, and Freshchat, our messaging/chat product offering. Currently, more than 67,100 businesses use our software to make engaging customers and employees more efficient and enjoyable.
Our enterprise-grade platform and products deliver the modern functionality and capabilities businesses need, while being intuitive and easy to use, rapid to onboard, agile, and affordable for organizations of all sizes. We build intelligence and automation into our products wherever possible to accelerate user productivity and allow them to quickly meet the increasing demands of their customers and employees. By accelerating time to value, increasing productivity, and lowering costs, we provide businesses with a concrete return on their investment in Freshworks. With an increased ability to delight customers and employees, businesses also benefit from improved retention, higher net promoter scores (NPS), and better business outcomes.
Businesses from approximately 170 countries around the world use Freshworks products to delight their customers and employees every day. As of December 31, 2023, over 50% of our annual recurring revenue (ARR) was from customers with more than 250 employees. We provide products across multiple markets in order to address the needs of businesses of all sizes that need to digitally transform to delight their customers and employees.
Our business has grown rapidly in recent periods as our customer base and operations have scaled. Our total revenue was $596.4 million, $498.0 million and $371.0 million in the years ended December 31, 2023, 2022 and 2021, respectively, representing year-over-year growth rates of 20% and 34%, respectively.
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
We have three go-to-market motions to attract customers:
•Inbound motion: Our inbound motion is the primary way we sell to organizations, regardless of the organization’s size or industry. We rely on efficient search marketing and word of mouth to encourage individual users or small teams within an organization to discover, try, and purchase our products. We drive potential customers to our website as the primary channel to learn about our solutions and we offer 14-day free trials of our products, giving potential customers flexibility to try before they buy.
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
Products and Capabilities
Freshworks provides solutions that serve the needs of users in the CS and ITSM categories, and we have also expanded our offering with Sales and Marketing automation products. These product offerings enable organizations to acquire, engage, and better serve their customers and employees.
For customer facing teams, we offer our CS family of products, including Freshworks Customer Service Suite, Freshdesk, Freshchat, Freshcaller, and Freshsuccess. These products allow businesses to deliver effortless, self-service resolutions for their customers, a unified workspace for their agents, and performance insights for their leaders.
For IT and employee-facing teams, our service management product, Freshservice, provides both the intelligence and automation businesses need to give employees the “consumer” like experience they now expect. Freshservice provides a foundation for managing the IT department and extends to other departments like HR and Facilities.
For go-to-market teams, our Sales and Marketing products of Freshsales, Freshmarketer, and Freshsales Suite align users with a unified view of the customer journey to better acquire, engage, and close customers.
All of our products leverage our Freshworks Neo platform, which provides shared services that enable us to rapidly innovate and release new capabilities. Freddy AI, our generative AI-powered platform service, enables businesses to more efficiently deliver customer and employee delight at scale. Businesses can also use Neo's Developer platform and Marketplace to extend and integrate Freshworks into their existing systems and advanced analytics to gain insights that help them run their business more efficiently.

Freshworks Products Overview
Customer Relationship Management (CRM) Product Offerings
Freshworks has a unified CRM platform that encompasses Support, Sales and Marketing.
Customer Service (CS) Product Offerings
The flagship product of our CS offerings is the Freshworks Customer Service Suite. It combines AI-powered, self-service bots, a conversational agent workspace, and powerful ticketing capabilities that allow our customers to deliver seamless, effortless experiences to their clients and consumers. Freshworks also offers various products to address specific use cases.
•Freshworks Customer Service Suite. Customer Service Suite is an all-in-one customer service solution supercharged with AI. The Suite provides automated, personalized self-service on every channel, including web, chat, mobile messaging, email, and social. With a full customer context and AI-powered assistance, agents deliver fast resolutions and empathetic customer service. Unified performance reports and proactive insights and recommendations allow leaders to make data-driven decisions and take action faster. With an all-in-one solution, our customers realize impact fast and experience higher returns on their technology investments.
•Freshdesk. Freshdesk is a ticketing-centric customer service solution supercharged with AI. Freshdesk provides advanced ticketing capabilities, self-service experiences powered by knowledge bases and portals, and easy collaboration across teams. Companies can provide support across email, portals, knowledge bases, and social channels. Customers effortlessly self-serve through knowledge bases and branded portals. Agents deliver fast resolutions with AI-powered assistance tools, such as suggested responses and conversation summaries. Easy-to-use collaboration tools allow agents to collaborate with subject matter experts and different departments to get more complex issues resolved. Freshdesk makes customer service fast and easy for businesses looking for a ticket-centric customer service solution with enterprise-grade capabilities.
•Freshcaller. Freshcaller is a cloud-based telephony solution that helps teams deliver fast resolutions over voice as a channel. Freshcaller supports complex call-flows, number and call management, IVR, and advanced routing. Companies boost call deflection with AI-driven voice bots. Leaders improve service delivery with live dashboards, productivity reports, and live tracking. Freshcaller is often included as part of the complete CS as well as Sales & Marketing offerings.
•Freshsuccess. Freshsuccess is a customer success solution that helps B2B companies better retain and expand revenue within their customer base. It helps teams proactively address potential attrition risks and identify upsell opportunities with an actionable view of customer data, such as customer health, support, and communications history. Freshsuccess boosts team productivity by standardizing customer outreach, automating tasks, and streamlining reporting.
Messaging/Chat Product Offerings
•Freshchat. Freshchat provides agents with a modern conversational experience to proactively engage customers across digital messaging channels such as WhatsApp, Google Business Messages, SMS, and more. Freshchat enables automated and personalized self-service for fast resolutions. When an issue requires agent support, a customer is seamlessly transferred to an agent. Agents are equipped with a full customer context and AI productivity tools to deliver fast resolutions. Leaders gain unified dashboards and reports to drive team performance. Freshchat is commonly included as part of the complete CS, Sales & Marketing, and ITSM offerings.
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
•Freshsales. Freshsales is an advanced and user-friendly sales automation solution crafted to enhance businesses by boosting revenue growth and fostering strong customer connections. With its powerful feature set, Freshsales simplifies sales workflows, from lead generation to deal finalization and even Configure-Price-Quote. Boasting features like contact and opportunity management, AI-driven insights, and forecasting, Freshsales empowers sales teams to operate more intelligently, thereby improving productivity and morale. Powered by the unified customer record and the neo platform, sellers have instant access to 360-degree customer data, facilitating personalized, contextual interactions. Freshsales is a trusted choice for businesses of varying sizes, offering the flexibility and scalability necessary to adapt to dynamic market conditions and excel in today's competitive landscape.
•Freshmarketer. Freshmarketer is a cutting-edge marketing automation solution that empowers businesses to redefine their marketing strategies. Tailor personalized campaigns to specific target audiences, leverage intelligent automation for timely and relevant interactions, and optimize conversion strategies seamlessly. From streamlined customer acquisition to strategic nurturing and retention initiatives, Freshmarketer enhances every aspect of your marketing efforts. With a relentless focus on data-driven insights and efficient workflows, Freshmarketer transforms your marketing landscape. Embrace the future of marketing automation with Freshmarketer – a powerful and intuitive platform designed for unparalleled success in today's dynamic business environment
•Freshsales Suite. The Freshsales Suite, a seamless integration of Freshsales and Freshmarketer solutions, goes beyond traditional sales and marketing tools. This comprehensive suite offers businesses a unified platform, facilitating cohesive engagement and detailed tracking of customers throughout their entire buying journey. With a robust 360-degree customer data approach, the Freshsales Suite provides a holistic view, ensuring businesses have a comprehensive understanding of customer interactions. This unified solution, powered by a consolidated customer record, enables businesses to elevate their engagement strategies across each touchpoint in the customer journey, resulting in more informed and personalized interactions.
IT and Employee Service Management (ITSM) Product Offerings
Freshservice is a unified, AI-powered solution with essential IT and employee service management capabilities that empower our customers to provide reliable services company-wide.
•Freshservice, leveraging the power of AI, transforms the way end users, agents, and decision-makers work by replacing forms, lists, and queries with conversational, collaborative, and omnichannel experiences. Freshservice includes virtual agents that help employees resolve issues, make requests, and answer questions without contacting the service desk. Freshservice increases agent productivity by automating routine work like summarizing tickets, generating responses, and creating consistent tone and clarity of responses. Leveraging AI, Freshservice enables decision-makers with actionable insights through a conversational data mining and analysis approach.
•Freshservice delivers the capabilities leaders need to manage the IT estate, including ITSM, IT Operations Management (ITOM), and IT Asset Management (ITAM), on the same platform, enabling collaboration across teams. Freshservice streamlines IT service delivery, providing a unified approach to incident, request, knowledge, change, and problem management. Our service-aware IT operations management provides integrated alert management by processing large amounts of machine-based system monitoring data to put the focus on critical areas and drive fast resolution. Asset management helps optimize the assets used to provide services on-premises, hybrid, and cloud. Freshservice also offers powerful dashboards and reporting functionality to improve service delivery.
•Freshservice for Business Teams provides a unified employee service experience while ensuring the secure separation of departmental data. Freshservice for Business Teams enables non-IT departments like HR, Finance, Facilities, and Legal to benefit from service management and workflow automation.

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
Our Platform—Freshworks Neo
Our Neo platform is the AI-powered, enterprise-grade foundation for all Freshworks products. Key components of our Neo platform include an AI engine, a Developer platform, the Freshworks Marketplace, analytics service and unified customer experience services.
•Freddy AI is Freshworks' native AI engine that brings the power of generative AI to all Freshworks products. Customers are able to gain personalized support via Freddy Self Service, contextual user assistance via Freddy Copilot, and actionable insights via Freddy Insights.
•The Developer platform allows businesses to extend the Freshworks product experience by enabling them to build apps with our toolkits and comprehensive documentations, supported by a thriving community. Freddy Copilot for developers, our latest generative AI capability, helps significantly accelerate the app development process.
•The Marketplace, a curated collection of over 1,200 apps, offers plug-n-play extensibility to Freshworks products. These applications cover a wide range of categories including agent productivity, collaboration, data sync, data migration, workflow automation, etc. and can be accessed directly from the product user-interface.
•The analytics service, an AI-powered no-code engine, enables users to analyze data, create data visualizations, and derive insights and actionable recommendations.
•The unified customer experience services are a combination of shared capabilities that enable a unified experience natively inside our products. These services include Neo Admin Center to centrally manage security and billing for our products, UCR to power a holistic view of the customer, Custom Objects to bring in the customers’ business critical data into our products and Conversations to unify B2B and B2C channels.
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
•Security: We are ISO 27001 certified and SOC 2 Type 2 certified. Our cybersecurity program is based on the concept of defense-in-depth and focuses on securing data at every layer. Our security posture is maintained by utilizing both enterprise technologies and customized open-source solutions designed to identify, detect, and prevent cybersecurity threats, as well as 24x7 monitoring for malicious activity. Our cybersecurity program encompasses product security, security architecture and engineering, cloud security, penetration testing, third-party risk management and customer support. Our production network and systems are accessible only to authorized Freshworks personnel.
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
Sales and Marketing
The foundation of our go-to-market strategy is a highly efficient inbound motion driven by PLG, as well as paid campaigns and search engine optimized (SEO) content marketing, affiliates and listings across peer review sites to drive organic traffic. Leads are ushered into a trial where they experience in-app triggers, lifecycle emails and functionality that prompts conversion to paying customers. We layer in both an outbound sales and marketing motion, as well as a partner-led sales distribution strategy to increase success across the breadth of our market opportunity. We have continually increased investments in our outbound sales and marketing efforts globally. Our sales teams are organized by customer size, targeting SMBs with a highly efficient, cost-effective sales organization based in Chennai, in region sales teams focused on our larger customers, and partner-selling teams supporting our partners in other geographies.
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
Competition
The markets in which we operate are highly competitive. A significant number of companies have developed or are developing products and services that currently, or in the future may, compete with some or all of our offerings. Many of these services do not offer complete solutions—often they provide a feature comparable to a component of our platform (e.g., only customer service management, only IT service management, only Sales and Marketing). Within CS, we primarily face competition from CS suites, such as Salesforce, Zendesk, and Zoho, legacy vendors, such as Oracle and SAP, and pure-play vendors. Within ITSM, we primarily face competition from traditional vendors, such as ServiceNow, BMC, Ivanti/Cherwell, and modern pure-play vendors, such as Atlassian. Within Sales and Marketing, we primarily face competition from full-featured vendors, such as Salesforce, HubSpot, and Microsoft Dynamics, legacy vendors, such as Oracle, SAP, and Sage, and pure-play vendors.
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
As of December 31, 2023, we had sixteen issued U.S. patents that expire between 2037 and 2041, and twelve pending patent applications. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. We have registered trademark rights in “Freshworks,” our logos and multiple product names in the United States and targeted foreign jurisdictions. We also have registered domain names for websites that we use in our business, such as freshworks.com and similar variations.
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
Our Culture and Employees
Our mission is to help businesses create delightful customer and employee experiences. That goal starts at home with our own team – and we strive to help our people succeed by continuously finding better, more human ways to work.
CEO and Founder Girish Mathrubootham, said, “From the beginning, I wanted to build a company optimized for employee happiness; we want our employees to have the best experience of their life at Freshworks. And for us, the journey will always be more important than the destination.”
Over time, we codified this virtue into leadership competencies embodied by all employees. They function as a behavioral compass to guide us to long term goals, on good days and the not-so-good days and are pivotal to creating our Freshworks culture and drive our business performance.
•We focus on our customers. We build and deliver solutions that exceed our customer expectations. We identify new opportunities that benefit their needs.
•We drive results. We persist in accomplishing objectives despite obstacles and setbacks. We push ourselves and help others achieve results.
•We collaborate. We work cooperatively to achieve shared objectives. We credit others for their contributions and accomplishments.
•We innovate. We come up with useful ideas that are new, better or unique. We take creative ideas and put them into practice, fast.
•We adapt. We are agile and readily adapt and adjust in the moment.
•We value differences. We contribute to a work environment where differences are valued and supported. We embrace a variety of cultures, experiences, styles and backgrounds to get results.
Our employee programs, benefits and development programs are designed to reflect our growth mindset culture and play a critical role in our talent management strategy. We focus on supporting our employees not only within their own teams and careers, but also in employee wellness. Our Employee Resource Groups are designed to promote inclusiveness and give everyone a chance to contribute their knowledge, skills, and unique perspectives. Our social impact initiatives include the STS Software Academy and on-going support of our communities in times of need. We plan to continue investing in leadership capabilities and employee experiences as we believe that this is a key differentiator for our employer brand and for delivering exceptional business outcomes.
As of December 31, 2023, we had a hybrid workforce of approximately 4,900 employees in North America, Europe, Asia and Australia. We’re headquartered in San Mateo, CA and have 13 other offices across the globe with a majority of employees based in India, where we were founded. Major areas of focus in this region include engineering, product design, customer support, in-bound sales and general and administrative personnel.
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
•We have experienced significant growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•We have a limited operating history at our current scale, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•Macroeconomic uncertainties, including inflationary pressures, supply chain disruptions, labor shortages, significant volatility in global markets, and recession risks have in the past and may continue to adversely affect our business, future results of operations, and financial condition, the effects of which remain uncertain.
•Our quarterly results may fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
•Sales efforts to large customers, which are a growing part of our business involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations. If we fail to effectively manage these risks, our business, financial condition, and results of operations may be adversely affected.
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $137.4 million and $232.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $3.6 billion. We do not expect to be profitable in the near future, and while we achieved profitability for one quarter in 2020, we cannot assure you that we will achieve profitability again in the future or that, if we do become profitable, we will sustain profitability. Any failure by us to achieve and sustain profitability could cause the value of our Class A common stock to decline. These losses reflect, among other things, the significant investments we made to develop and commercialize our products, serve our existing customers, and broaden our customer base.
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
We have experienced significant growth in recent periods and our recent growth rates may not be indicative of our future growth.
While we have experienced significant growth in recent periods, our revenue growth rate has declined more recently. Even if our revenue continues to increase, we expect that our revenue growth rate may continue to decline in the future as a result of a variety of factors, including the maturation of our business. Our growth may continue to be impacted by macroeconomic factors beyond our control, including, but not limited to rising interest rates, foreign exchange rate volatility, global geopolitical uncertainties, and supply-chain issues. Further, as we operate in a rapidly changing industry, widespread acceptance and use of our products are critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
•attract new customers;
•grow or maintain our net dollar retention rate, expand usage within organizations, and sell additional subscriptions;
•gain continued acceptance and use of our products both inside and outside of the United States;
•expand the features and capabilities of our products, including artificial intelligence (AI) and machine learning features;
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
We have been growing significantly in recent periods and, as a result, have a relatively short history operating our business at its current scale. The growth and expansion of our business and products may place a significant strain on our management and our operational and financial resources. As we grow and expand, we will need to continue to successfully manage a variety of relationships with partners, customers, and other third parties. We must continue to improve and expand our information technology (IT) and financial infrastructure, our security and compliance requirements, our operating and administrative systems, our relationships with various partners and other third parties, and our ability to manage headcount and processes in an efficient manner to manage our growth effectively.
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
Macroeconomic uncertainties, including inflationary pressures, supply chain disruptions, labor shortages, significant volatility in global markets, and recession risks, have in the past adversely affected and may continue to adversely affect our business, future results of operations, and financial condition, the effects of which remain uncertain.
Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, supply chain disruptions, labor shortages, as well as recession risks, which may continue for an extended period and which have resulted and may in the future result in decreased business spending by our customers and prospective customers and business partners and third-party business partners, reduced demand for our products, lower renewal rates by our customers, longer or delayed sales cycles, including due to existing customers and prospective customers delaying contracts, entering into new subscriptions, renewing existing subscriptions, or reducing budgets related to the products that we offer, all of which could have an adverse impact on our business operations and financial condition.

To the extent that macroeconomic uncertainties continue to harm our business, many of the other risks described in these risk factors may be exacerbated including but not limited to, those relating to our ability to increase sales to existing and new customers, develop and deploy new offerings and applications and maintain effective marketing and sales capabilities.
Our quarterly results have and may continue to fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
Our quarterly results of operations, including the levels of our revenue, deferred revenue, working capital, and cash flows, have varied significantly in the past and may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly financial results have and may continue to fluctuate due to a variety of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
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
•health epidemics, influenza, and other highly communicable diseases or viruses;
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
Larger customers are becoming a bigger part of our business. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers may require considerable time to evaluate and test our products prior to making a purchase decision. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our products, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Our typical sales cycle for mid-market and enterprise customers is approximately 150 days, as compared to 30 days for SMB customers. Moreover, large customers are often more demanding than other customers and begin to deploy our products on a limited basis but nevertheless require implementation services and negotiate pricing discounts or other onerous terms, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment, which can affect our roadmaps and deliverables. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations may be adversely affected.
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
Our ability to grow is also subject to the risk of future disruptive technologies. Uncertainty around new and emerging AI applications, such as generative AI content creation, may require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.
Additionally, we rely on third parties to develop products that are complementary to ours in order to retain existing customers and attract new customers. In order for such complementary products to enhance our customers’ use of our products, we must maintain interoperability as described further below.

We use generative artificial intelligence, including in certain of our products and services, which may result in operational challenges, legal liability and reputational concerns that could adversely affect our business and results of operations.
We deploy generative AI into certain of our products and services, which may result in adverse effects to our operations, legal liability, reputation and competitive risks. The use of generative AI may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
Generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies. For example, AI algorithms use machine learning and predictive analytics which may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. In addition, generative AI may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. For example, deficient or inaccurate recommendations, summaries, or analyses that generative AI features assist in producing could lead to customer rejection or skepticism of our products, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of generative AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Generative AI is also the subject of a quickly evolving legal and regulatory environment, and new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications related to our use of generative AI could cause us to divert resources towards compliance and adversely affect our business, reputation, or financial results. Our use of generative AI may also lead to novel and urgent cybersecurity risks, including the misuse of personal data, which may adversely affect our operations and reputation.
We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business.
The market for customer service (CS), IT service management (ITSM), and customer relationship management (CRM) products is rapidly evolving and increasingly competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We compete with a significant number of companies that range in size from large and diversified enterprises with significant financial resources to smaller companies. These competitors have developed or are developing products and services that currently, or in the future may, compete with some or all of our offerings.
Within CS, we primarily face competition from CS suites, such as Salesforce and Zendesk, and legacy vendors, such as Oracle and SAP. Within ITSM, we primarily face competition from traditional vendors, such as ServiceNow, BMC, Ivanti/Cherwell, and modern pure-play vendors, such as Atlassian. Within CRM, we primarily face competition from full-featured vendors, such as Salesforce, HubSpot, and Microsoft Dynamics, and legacy vendors, such as Oracle, SAP, and Sage.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the year ended December 31, 2023, we increased our operating expenses to $663.2 million as compared to $635.6 million for the year ended December 31, 2022, while continuing to generate a net loss of $137.4 million in the year ended December 31, 2023. We expect that we will continue to operate at a loss, and our profitability may be lower than it would be if our strategy were to maximize near-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
We recognize revenue over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription revenue from customers ratably over the terms of their contracts, and a majority of our revenue is derived from subscriptions that have terms longer than one month. As a result, a portion of the revenue we report each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions with terms that are longer than one month in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our operating expenses in a timely fashion if our revenues were to significantly decline. In addition, because we believe a substantial percentage of subscriptions to our products are shorter than many comparable SaaS companies and because we have many variations of billing cycles, our remaining performance obligations may be a less meaningful indicator of our future financial results as compared to other SaaS companies. A significant portion of our costs are expensed as incurred, while revenue is recognized over the life of the agreement with the applicable customer.
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
Our success depends largely upon the continued services and performance of our senior management and other key personnel. From time to time, there have been and may in the future be changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. The loss of key personnel may cause disruptions in, and harm to, our operations and have an adverse effect on our ability to grow our business and our results of operations and financial condition.
In addition, to execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers and product managers (particularly with AI and machine learning backgrounds), sales personnel, and other key personnel in our industry and in the San Francisco Bay Area, where our headquarters is located, in India where our engineering, product, and inside sales resources are concentrated, and in other locations where we maintain offices, is intense. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our equity awards, or by other compensation arrangements, may not be as effective as in the past.

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
If our information technology, systems, or those of third parties upon which we rely, or our data are or were to be compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences.
In the ordinary course of business, we and the third parties upon which we rely collect, receive, access, store, process, generate, use, transfer, disclose, share, make accessible, protect, secure, and dispose of (collectively, Process or Processing) a large amount of information from our users, customers, and our own employees, including personal information and other sensitive and confidential information including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, Sensitive Information). As a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
We and the third parties upon which we rely are susceptible to a variety of evolving threats, including, but not limited to, damage, disruptions, or shutdowns, software or hardware vulnerabilities, security incidents, server malfunctions, software bugs, ransomware attacks, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), supply-chain attacks, failures during the process of upgrading or replacing software, databases, or components, power outages, fires, natural disasters, hardware failures, malicious code (such as viruses, worms, spyware), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential harvesting or stuffing, attacks by computer hackers, personnel misconduct or error, telecommunication failures, attacks enhanced or facilitated by AI, user errors (including non-employees who may have authorized access to our networks), user malfeasance, catastrophic events, or other similar threats. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major geopolitical conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services. While we have implemented security measures, technical controls, and contractual precautions designed to identify, detect, and prevent unauthorized Processing of Sensitive Information, our security measures, as well as those of our third-party service providers, could fail or may be insufficient, resulting in the unauthorized access to or the disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other Sensitive Information.
Ransomware attacks in particular are becoming increasingly prevalent and severe, and can lead to significant interruptions in operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments, for example, due to applicable laws or regulations prohibiting such payments.
Similarly, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.
Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Additionally, although we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Following a breach of security or other incident, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss or ensure that we are able to recover promptly any data rendered inaccessible. Additionally, breaches of security or other incidents can damage our reputation and brand, cause our business to suffer, and could require us to expend significant capital and other resources to alleviate problems caused by such breaches or incidents, and we could be exposed to risk of loss, litigation, or regulatory action, and other potential liability. Actual or perceived security breaches or attacks on our systems or those of our third-party service providers can cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants and may require notification under applicable data privacy regulations or contractual obligations, or for customer relations or publicity purposes, which could result in additional reputational harm, costly litigation (including class action litigation), material contract breaches, liability, settlement costs, loss of sales, regulatory scrutiny, actions or investigations, a loss of confidence in our business, systems and Processing, a diversion of management’s time and attention, and significant fines, penalties, assessments, fees, and expenses. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We continue to devote significant resources to protect against security breaches or other incidents, and we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected individuals, regulators, investors, customers, or other relevant stakeholders of security incidents, and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

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
The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or incident, or related regulatory actions or litigation, which could have an adverse effect on our business. We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees, and other impacts that arise out of incidents or breaches. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage, and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss (including, for example, as a result of the payment of ransomware) or that our insurance premiums will not increase as a result of any claims. Our risks are likely to increase as we continue to expand, grow our customer base, and Process increasingly large amounts of Sensitive Information.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
Additionally, our Sensitive Information or our customers’ Sensitive Information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Some generative AI tools may be offered under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools, and even if the terms do include confidentiality protections, the vendors of these generative AI tools may fail to comply with their contractual obligations regarding the confidentiality or security of any data or other inputs provided to such vendor, or outputs generated by their generative AI tools. Additionally, the providers of generative AI tools could use inputs to further train the third parties’ AI/ML model. Not all providers offer an option to opt-out of such usage, and, even where we do opt-out, we cannot guarantee that the opt-out will be fully effective. Additionally, where an AI/ML model ingests personal information and makes connections using such data, those technologies may reveal other personal or Sensitive Information generated by the model. We do not have formal policies and procedures in place to review and track our employees’, personnel’ and vendors’ use of generative AI, and accordingly, these risks could be particularly difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits, including exposure to reputational and competitive harm, customer loss, and legal liability.
If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our products, our results of operations may be harmed.
We have in the past and may in the future experience system slowdowns and interruptions from time to time. In addition, continued growth in our customer base could place additional demands on our products and could cause or exacerbate slowdowns or interrupt the availability of our products. If there is a substantial increase in the volume of usage of our products, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our products or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, if our users are not able to access our products or encounter slowdowns when doing so, we may lose customers or partners. Some of our subscriptions include standard service-level commitments. If we are unable to meet the stated service-level commitments, including failing to meet the uptime and delivery requirements under our customer subscription agreements, we may be obligated to provide these customers with service credits which could significantly affect our revenue in the periods in which the uptime or delivery failure occurs and the credits are applied. Additionally, we could also face subscription terminations, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business and results of operations. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incidents, and our insurance may not be sufficient to compensate us for the losses that could occur.
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
We rely on third parties maintaining open digital marketplaces to distribute our mobile applications for our Freshdesk, Freshchat, Freshcaller, Freshservice, and Freshsales products. If such third parties interfere with the distribution of our mobile applications, our business would be adversely affected.
We rely on third parties maintaining open digital marketplaces, including the Apple App Store and Google Play, which make our mobile applications for our Freshdesk, Freshchat, Freshcaller, Freshservice, and Freshsales, products available for download. We cannot assure you that the marketplaces through which we distribute these mobile applications will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We are also dependent on these third-party marketplaces to enable us and our users to timely update these mobile applications, and to incorporate new features, integrations, and capabilities.
In addition, Apple and Google, among others, for competitive or other reasons, could stop allowing or supporting access to our mobile applications through their products, could allow access for us only at an unsustainable cost, or could make changes to the terms of access in order to make our mobile applications less desirable or harder to access. Furthermore, the promulgation of new laws or regulations in the European Union (EU) and the United Kingdom (UK), such as the EU Digital Markets Act (DMA), EU Digital Services Act (DSA), and the UK Online Safety Act (OSA) that restrict or otherwise unfavorably impact the marketplaces through which we distribute our products could require us to change certain aspects of our business and operations. In addition, our products are enabled to allow our customers to use multiple communication methods with their consumers, including email, web widget, WhatsApp, SMS, and iMessage among others. To comply with the DMA, third parties may increase the cost of or otherwise limit our ability to integrate our products with certain communication methods.

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
If customers pay for their subscription plans with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed or able to recover. Further, our customers provide us with credit card billing information online, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur chargebacks from the credit card companies for claims that the customer did not authorize the credit card transaction for subscription plans, something that we have experienced in the past. If the number of claims of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks, and we could lose the right to accept credit cards for payment. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. Our third-party payment processing partners must also maintain compliance with current and future merchant standards to accept credit cards as payment for our paid subscription plans. Substantial losses due to fraud or our inability to accept credit card payments would cause our customer base to significantly decrease and would harm our business.
We employ a pricing model that subjects us to various challenges that could make it difficult for us to derive sufficient value from our customers particularly because we do not have the history with our subscription or pricing models that we need to accurately predict optimal pricing necessary to attract and retain customers.
We generally charge our customers for their use of our products based on the number of users they enable as “agents” under their customer account, as well as the features and functionality enabled. The features and functionality we provide within our solutions enable our customers to promote customer self-service and otherwise efficiently and cost-effectively address product support requests without the need for substantial human interaction. As a result of these features, customer agent staffing requirements may be minimized, and our revenue may be adversely affected. Conversely, customers may overestimate their agent needs when they initially use our solutions, negatively affecting our ability to accurately forecast the number of agents our customers need in forward periods. We generally also require a separate subscription to enable the functionality of each of our products. We are continuing to analyze and improve our pricing and packaging models as we adapt to a changing market, but we do not know whether our current or potential customers or the market in general will accept changes to those models, and if it fails to gain acceptance, our business and results of operations could be harmed.
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
We derive, and expect to continue to derive, substantially all of our revenue from our Freshdesk, Freshservice, and Freshsales products. As such, the continued growth in market demand for and market acceptance of these products is critical to our continued success. Demand for our products is affected by a number of factors, some of which are beyond our control, such as the rate of adoption of our products within an organization, the timing of development and release of new products by our competitors; the development and acceptance of new features, integrations, and capabilities for our products; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet the demands of users and customers to keep up with trends in preferences for CS, ITSM, or CRM products, or to achieve more widespread market acceptance of our products, our business, results of operations, and financial condition would be harmed. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their CS, ITSM, or CRM needs, which would reduce or eliminate their demand for our products. If demand for our products declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
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
We are subject to stringent and evolving US and foreign laws, regulations, industry standards, policies, rules, contractual obligations, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class action claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
As a regular part of our business, we Process Sensitive Information belonging to our users, customers, suppliers, partners, consultants, leads and employees. Our Processing of such information subjects us to numerous federal, state, local, and foreign laws, orders, codes, regulations, and regulatory guidance regarding privacy, data protection, information security, and the Processing of personal information (collectively, Data Protection Laws), the number and scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules, laws, or Data Protection Obligations (defined below).

We are also subject to the terms of our internal and external privacy and security policies, representations, certifications, industry standards, publications, frameworks, contractual requirements, and other obligations to third parties related to privacy, data protection, and information security (collectively, Data Protection Obligations). The requirements or obligations of the regulatory framework for privacy, information security, data protection, and data Processing worldwide is, and is likely to remain, uncertain for the foreseeable future and any significant change in Data Protection Laws or Data Protection Obligations could increase our costs and could require us to modify our products or operations, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our users and customers voluntarily share, or may limit our ability to store and Process customer data and operate our business.
In the United States, federal, state, and local governments have enacted numerous Data Protection Laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, CCPA) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights, such as those noted below. The CCPA provides for administrative fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These new developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
Additionally, under various Data Protection Laws and other obligations, we may be required to obtain certain consents to Process personal information. For example, some of our Processing practices, including certain of our products or services, may be challenged under wiretapping laws if we obtain consumer information from, or share consumer information with, third parties through various methods including chatbots or third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
Outside the United States, an increasing number of Data Protection Laws and Data Protection Obligations may govern privacy, data protection, and information security. For example, the EU General Data Protection Regulation (EU GDPR), the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR), Australia’s Privacy Act, and India’s new privacy legislation, the Digital Personal Data Protection Act (DPDP), impost strict requirements for Processing personal information.
For example, under the EU GDPR, we may be subject to fines of up to €20 million or 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher) and up to the greater of £17.5m or 4% of annual global revenues in respect of the UK GDPR. In addition to the foregoing, violations of the EU GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/change our Processing of our data, enforcement notices, assessment notices (for a compulsory audit), and/or other corrective action, such as class action brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests.
In addition, we may be unable to transfer personal information from the EU, UK, and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. The EU and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who, like us, self-certify compliance and participate in the Framework), the EEA and UK’s standard contractual clauses, and the UK’s International Data Transfer Agreement / Addendum, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business to Processing activities to other jurisdictions (such as Europe) at significant expense, and increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our Processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.
We publish privacy policies, marketing materials, and other statements, regarding privacy, data protection, and information security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
In India, the Digital Personal Data Protection Act, 2023 (Data Protection Act) deals with processing of all personal information in digital form, whether collected digitally or offline and digitalized later for processing. The Data Protection Act requires companies collecting and dealing with high volumes of personal information and who are notified as significant data fiduciaries, to fulfil certain additional obligations such as appointment of a data protection officer for grievance redressal and an independent data auditor to evaluate compliance with the Data Protection Act. It also provides for the establishment of a Data Protection Board of India for taking remedial actions and imposing penalties for breach of the provisions of the Data Protection Act. It imposes restrictions and obligations on data fiduciaries, resulting from dealing with personal information and further, provides for levy of penalties for breach of obligations prescribed under the Data Protection Act. The provisions of the Data Protection Act shall come into force upon being notified by the Government of India.
Our employees and personnel may use generative artificial intelligence technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
We use AI, including generative AI, and ML technologies in our products and services. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to Data Protection Laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including the EU and certain US states, have proposed or enacted laws governing AI/ML. For example, European regulators have proposed a stringent AI regulation, which will take direct effect across all EU member states if adopted, and we expect other jurisdictions will adopt similar laws. Additionally, certain Data Protection Laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws.
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
We strive to comply with Data Protection Laws and Data Protection Obligations to the extent possible, but we may at times fail, or may be perceived to have failed, to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, or vendors do not comply with applicable Data Protection Laws and Data Protection Obligations. A finding that our privacy policies are, in whole or part, inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, a failure or perceived failure by us to comply with Data Protection Laws or Data Protection Obligations or any data compromise that results in the unauthorized release or transfer of business or personal information or other user or customer data, may increase our compliance and operational costs, limit our ability to market our products or services and attract new and retain current customers, limit or eliminate our ability to Process data, and result in domestic or foreign governmental enforcement actions and fines, litigation, significant costs, expenses, and fees (including attorney fees), cause a material adverse impact to business operations or financial results, and otherwise result in other material harm to our business. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws and Data Protection Obligations could also subject us to litigation, claims (including class-action claims and mass arbitration demands), proceedings, actions, or investigations by governmental entities, authorities, or regulators that could require changes to our business practices, diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business.
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
Fluctuations in the value of foreign currencies relative to the U.S. dollar, have in the past and may in the future continue to adversely affect our revenue, operating expenses and results of operations due to transactional and translational remeasurement that is reflected in our earnings. Specifically, our results of operations and cash flows are subject to currency fluctuations primarily in the Indian Rupee, British Pound and Euro against the U.S. dollar. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. Also, fluctuations in the values of foreign currencies relative to the U.S. dollar could make it more difficult to detect underlying trends in our business and results of operations. Additionally, global events as well as geopolitical developments, such as the conflict between Russia and Ukraine and the evolving events in Israel and Gaza, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. In 2023, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian Rupee. Our hedging program is designed to reduce, but does not eliminate, the risk that our earnings and cash flows may be adversely affected by changes in exchange rates. We may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant.
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
For instance, in September 2020, the Government of India passed new legislation relating to social security and wages called the Code on Social Security, 2020 (the Social Security Code). The provisions of the Social Security Code are yet to be fully effective, and the rules under the Social Security Code have not yet been notified. Through its notifications, the Government of India has brought into force certain sections of the Social Security Code including in relation to the Employees’ Pension Scheme, 1995 and use of Aadhar number for establishment of identity of an employee or an unorganized worker for certain purposes under the Social Security Code. The remaining provisions of the Social Security Code will be brought into force on a date to be notified by the Government of India. The Social Security Code will impact overall employee expenses which, in turn, could impact our profitability. The Social Security Code includes the novel concept of deemed remuneration, such that where an employee receives more than half (or such other percentage as may be notified by the Government of India) of such employee’s total remuneration in the form of allowances, and other amounts that are not included within the definition of wages under the Social Security Code, the excess amount received shall be deemed as remuneration and accordingly added to wages for the purposes of the Social Security Code, and the compulsory contribution made towards the employees’ provident fund. Further, the Social Security Code has introduced the concept of workers outside the traditional employer-employee work-arrangements (including in online and digital platform), such as “gig workers” and “platform workers,” and provides for the mandatory registration of such workers in order to enable these workers to avail themselves to the benefits of, among others, life and disability insurance coverage, health and maternity benefits and old age protection. As a consequence, the Social Security Code could increase the financial burden on the employer and could impact profitability.
Further, the Government of India has notified three other labor codes, namely, the Code on Wages 2019, the Industrial Relations Code 2020, and the Occupational Safety, Health and Working Conditions Code 2020, which are yet to fully come into force, and the rules for these codes have not yet been published. Further, through its notifications the Government of India has brought in force certain sections of the Code on Wages 2019 in relation to the constitution and functioning of the central advisory board and repeal of certain sections of the Minimum Wages Act, 1948, as amended. The remaining provisions will be brought into force on a date to be notified by the Government of India. Further, the Industrial Relations Code 2020 and the Occupational Safety, Health and Working Conditions Code 2020 will come into effect on a date to be notified by the Government of India. Accordingly, while we are unable to ascertain with certainty the impact, financial or otherwise, due to these changes, it is possible that our wage costs in India may increase as a result of these changes when they become effective.
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
Our ability to receive dividends and other payouts from our Indian subsidiary is subject to Indian legal restrictions and withholding tax.
Whether our Indian subsidiary will pay us dividends in the future and the amount of any such dividends, if declared, will depend on a number of factors, including future earnings, financial condition and performance, cash flows, working capital requirements, capital expenditures and other factors considered relevant by us and the board of our Indian subsidiary. We may decide to retain a substantial portion or all of our earnings in our Indian subsidiary to finance the development and expansion of our business and, therefore, may not declare dividends.

In the event dividends are declared, the Income Tax Act, 1961, as amended, requires that any dividends paid by an Indian company be subject to tax in the hands of the stockholders at applicable rates, such taxes will be withheld by the Indian subsidiary paying dividends.
Risks Related to International Operations
Our international operations and sales to customers outside the United States expose us to risks inherent in international operations and sales.
We have a significant portion of our operations in India. As of December 31, 2023, approximately 4,100 of our employees reside in India, representing approximately 84% of our total employee population. For the fiscal year ended December 31, 2023, 55% of our revenue was generated from customers outside North America. Besides India and the United States, we have sales and marketing operations primarily in Australia, Canada, France, Germany, Netherlands, Singapore and the United Kingdom. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
•public health or similar issues, such as a pandemics or epidemics; and
•regional and local economic and political conditions, including the evolving events in Russia, Ukraine, Israel, Gaza, and/or surrounding regions.
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
In particular, the majority of our software development operations are in India. South Asia has from time to time experienced instances of civil unrest, terrorist attacks and hostilities among neighboring countries. To the extent that such unrest affects or involves India, our business may be significantly impacted due to the extent of our operations in India. Further, such activities could disrupt communications, make travel more difficult, and create a greater perception that investments in companies with large operations in India involve a higher degree of risk. This, in turn, could have an adverse effect on the market for our Class A common stock.
In addition, following Russia’s military invasion of Ukraine in February 2022, the United States, EU, and other nations announced various sanctions and export restrictions against Russia and Belarus. Such restrictions include blocking sanctions on some of the largest state-owned and private Russian financial institutions, and their removal from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. The Russia-Ukraine conflict and the measures that have been taken, and could be taken in future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business, including preventing us from performing existing contracts, pursuing new business opportunities, or receiving payments for services already provided to customers.
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
Our business activities are subject to various export control, import, and trade and economic sanction laws and regulations, including, among others, the U.S. Export Administration Regulations, administered by the Department of Commerce’s Bureau of Industry and Security, U.S. Customs regulations, and economic and trade sanctions regulations maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control, (collectively, Trade Controls). Trade Controls may prohibit or restrict the sale or supply of certain products and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions. We incorporate encryption technology into certain of our products, which may subject their export outside of the United States to certain export authorization requirements, including licensing, compliance with license exceptions, or other appropriate government authorization. In addition, various other countries regulate the import and export of certain encryption and other technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit the ability of organizations to use our products in those countries.
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
While we maintain a policy requiring our employees, consultants, independent contractors, and third parties who are engaged to develop any material intellectual property for us to enter into confidentiality and invention assignment agreements to control access to and use of our proprietary information and to ensure that any intellectual property developed by such employees, contractors, consultants, and other third parties are assigned to us, we cannot guarantee that the confidentiality and invention assignment agreements or other employee, consultant, or independent contractor agreements we enter into adequately protect our intellectual property rights and other proprietary information. In addition, we cannot guarantee that these agreements will not be breached, that we will have adequate remedies for any breach, or that the applicable counter-parties to such agreements will not assert rights to our intellectual property rights or other proprietary information arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our proprietary solutions or technologies, particularly with respect to employees who are no longer employed by us.
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
Many patent applications in the United States may not be public for a period of time after they are filed, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first to file patent applications on such inventions. Because some patent applications may not be public for a period of time, there is also a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued.
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
Our use of generative artificial intelligence tools may pose particular risks to our proprietary software and systems and subject us to legal liability.
We use generative AI tools in our business, including as part of our Freddy AI product, and expect to use generative AI tools in the future. We have no formal policy regarding use of generative AI and have taken a discretionary-based approach with respect to our employees use of generative AI tools. Although we have guidelines with respect to our employees’ use of generative AI tools that encourage the review of certain use cases at the executive level, we do not have processes in place to track and evaluate our employees’ use of generative AI tools and cannot guarantee that all uses will be in accordance with our guidelines.
Generative AI tools producing content which can be indistinguishable from that generated by humans is a relatively novel development, with benefits, risks, and liabilities still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions or other materials, which are developed with some use of generative AI tools may be limited, if available at all. Likewise, the availability of such IP protections in other countries is unclear. As a result, we could have no remedy if third parties reused those same materials, or similar materials, also generated by AI tools. In addition, we may have little or no insight into the third party content and materials used to train third party generative AI tools, or the extent of the original works which remain in the outputs. As a result, we may face claims from third parties claiming infringement of their intellectual property rights, or mandatory compliance with open source software or other license terms, with respect to software, or other materials or content we believed to be available for use, and not subject to license terms or other third party proprietary rights. We could also be subject to claims from the providers of the generative AI tools, if we use any of the generated materials in a manner inconsistent with their terms of use. Any of these claims could result in legal proceedings and could require us to purchase a costly license, comply with the requirement of open source software license terms, or limit or cease using the implicated software, or other materials or content unless and until we can re-engineer such software, materials, or content to avoid infringement or change the use of, or remove, the implicated third party materials, which could reduce or eliminate the value of our technologies and services. Any use of generative AI tools to develop source code may also present additional security risks because the generated source code may have been modelled from publicly available code, or otherwise not subject to all of our standard internal controls, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on the code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
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
As of December 31, 2023, we had U.S. federal net operating loss carryforwards of $341.8 million portions of which will begin to expire in 2034 if not utilized. In addition, we have foreign tax credits of $6.0 million that will begin to expire in 2027. Furthermore, we have state net operating loss carryforwards of $147.2 million, portions of which will begin to expire beginning in 2024. Portions of these net operating loss carryforwards and foreign tax credits could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, titled the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security (CARES Act), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our existing net operating losses may be subject to limitations arising from transactions that have occurred since our inception, which may trigger such an ownership change pursuant to Section 382. In the future, we may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
In particular, new income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. In addition, changes in tax laws or regulations could be enacted or existing tax laws or regulations could be applied to us or our customers in a manner that could increase the costs of our products and harm our business. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Based on shares of common stock held as of December 31, 2023, our directors, executive officers, and holders of more than 5% of our Class A common stock or Class B common stock, and their respective affiliates held in the aggregate approximately 86% of the voting power of our outstanding capital stock, and our Chief Executive Officer, Mr. Mathrubootham, controlled approximately 12.3% of the voting power of our outstanding common stock. As a result, these stockholders, acting together, and potentially our Chief Executive Officer on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial. Even if Mr. Mathrubootham is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.
In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even though their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 10% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.
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
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. We intend to issue an additional 2,850,000 shares of our Class A common stock and donate such shares to a newly formed U.S. charitable foundation in the future, which will result in additional dilution to our existing stockholders. Additional issuances of our stock will result in dilution to existing holders of our stock. We expect to grant equity awards to employees, officers, directors and other service providers under our equity incentive plans and to the extent stock options to purchase our stock are exercised or restricted stock units settle, there will be further dilution. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the risk factors set forth in this section as well as the following:
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

In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States. We have also filed registration statements to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the United States in the open market.
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
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If one or more of the analysts who cover us cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our Class A common stock to decline.
We incur and will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.
As a public company listed in the United States, we incur and will continue to incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. For example, in July 2023, the SEC adopted rules requiring the disclosure of specified elements of cybersecurity risk management, strategy and governance and requiring the disclosure of material cybersecurity incidents within a short time period. In addition, the SEC has recently proposed climate change and environmental, social, and governance matters (ESG) reporting requirements, which, if approved, would increase our compliance costs. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations, and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
A failure to maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.
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
We are required, pursuant to Section 404 Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting and any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.

We are currently planning and designing information systems enhancements, and problems with the design or implementation of these enhancements could interfere with our business and operations.
We are currently in the process of significantly enhancing our information systems, have recently implemented a new enterprise resource planning (ERP) system and are in the process of starting the implementation of new platforms such as a new human capital management platform. The implementation of significant enhancements to information systems is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. The implementation of significant enhancements to information systems is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. The implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement these enhancements to information systems without experiencing further delays, increased costs and other difficulties. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the design or implementation periods, could adversely affect our ability to process customer orders, provide products and support to our customers, invoice and collect from our customers, fulfill contractual obligations, and otherwise run our business. Data integrity problems or other issues may also be discovered during or as a result of the implementation which, if not corrected, could impact our business or financial results. If we are unable to successfully design and implement our information system enhancements, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the information system enhancements as planned or the information systems do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.
We have in the past and may in the future engage in merger and acquisition activities, which would require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.
As part of our business strategy to expand our product offerings and grow our business in response to changing technologies, customer demand, and competitive pressures, we have in the past and may in the future make investments or acquisitions in other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. These acquisitions may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. Existing and potential customers may also delay or reduce their use of our products due to concerns that the acquisition may decrease effectiveness of our products (including any newly acquired product). In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected.
Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, expose us to claims and disputes by stockholders and third parties, and adversely impact our business, financial condition, and results of operations. We may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash for any such acquisition which would limit other potential uses for our cash. If we incur debt to fund any such acquisition, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders’ ownership would be diluted.
Increased government scrutiny of the technology industry could negatively affect our business.
The technology industry is subject to intense media, political, and regulatory scrutiny, which exposes us to government investigations, legal actions, and penalties. Various regulatory agencies, including competition, consumer protection, and privacy authorities, have active proceedings and investigations concerning multiple technology companies. Although we are not currently subject to any such investigations, if investigations targeted at other companies result in determinations that practices we follow are unlawful, including practices related to use of machine- and customer-generated data or generative AI, we could be required to change our products and services or alter our business operations, which could harm our business. Legislators and regulators also have proposed new laws and regulations intended to restrain the activities of technology companies. If such laws or regulations are enacted, they could have an impact on us, even if they are not intended to affect our company. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. The increased scrutiny of certain acquisitions in the technology industry also could affect our ability to enter into strategic transactions or to acquire other businesses. Compliance with new or modified laws and regulations could increase our cost of conducting the business, limit the opportunities to increase our revenue, or prevent us from offering products or services.
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
Additionally, our India subsidiary is subject to Indian foreign exchange controls that regulate borrowing in foreign currencies. Such regulatory restrictions limit our financing sources and could constrain our ability to obtain financing on competitive terms and refinance existing indebtedness. In addition, we cannot assure you that the required approvals will be granted to us without onerous conditions, or at all. Limitations on raising foreign debt may have an adverse impact on our business growth, financial condition, results of operations, and cash flows.
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
There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws (as each may be amended from time to time) that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders, such as:
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
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our amended and restated certificate of incorporation or our amended and restated bylaws (as each may be amended from time to time) or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
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

Failure to effectively and efficiently address ESG matters could adversely impact us.
There is an increasing focus from certain investors, regulators, customers, employees, and other stakeholders concerning ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We may also face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, proposed or adopted climate and other ESG reporting regulations from the SEC, California, and other jurisdictions may increase our compliance costs. Our disclosures on ESG matters or a failure to meet evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the EU, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.
Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected.
Catastrophic events, including climate change, natural disasters and other events beyond our control, may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could harm our business. Our business operations are subject to interruption by natural disasters such as earthquakes, monsoons, cyclones, floods, extreme heat, and other effects of climate change, pandemics such as COVID-19, and other catastrophic events such as fire, power loss, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, and other events beyond our control. The majority of our research and development activities, customer service operations, IT systems, and other critical business operations are located in India. Although we maintain disaster response plans, such events could require significant time to resume operations to deliver our services to our customers, could decrease demand for our services, could cause us to incur substantial expense and may cause reputational harm, delays in our sales efforts, delays in our products’ development, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism would also cause disruptions to the internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident, and our insurance may not be sufficient to compensate us for the losses that could occur.
In addition, the impacts of climate change on the global economy and the technology industry are rapidly evolving and unclear. While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California headquarters has experienced, and may continue to experience, climate-related events at an increasing frequency and severity, including drought and air quality impacts and power shutoffs associated with wildfires and our India office has experienced, and may continue to experience, climate-related events, including cyclones, flooding, and heat waves. Climate-related events, including the increasing frequency of extreme weather events and their impact on the United States, India, Europe, and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition and results of operations. Furthermore, we may be subject to increased costs, regulations, reporting requirements, standards or expectations regarding the environmental impacts of our business.
Item 1B.    Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our customers and employees (Information Systems and Data).
Our Chief Information Security Officer (CISO), our information security team, and third-party service providers help identify, assess, and manage our cybersecurity threats and risks, including through the use of our cybersecurity risk assessment program. Our CISO along with this team, as applicable, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods, including automated and manual tools, third-party threat feeds, internal audits, access control assessments, and evaluating threats reported to us by various third party enterprise threat reporting services.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: dedicated cybersecurity staff, including a 24X7 security operations center monitoring for and responding to threat activity, incident response plans and processes, vulnerability management, secure software development, static and dynamic code scanning for vulnerabilities, open-source software scanning, internal and third-party penetration testing, a bug bounty program, internal audit and assurance of security controls, disaster recovery/business continuity plans, attainment and maintenance of industry-standard security certifications, identity and access management, asset management, tracking and disposal, encryption, access controls, third-party risk management, phish testing and reporting, employee security awareness training, and maintaining cybersecurity insurance.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risks are considered a part of our overall business strategy, financial planning, and capital allocation.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats. Our information security leadership inventories and prioritizes information security risks and evaluates material risks from cybersecurity threats, and reports those quarterly to the audit committee of our board of directors (Audit Committee), which evaluates our overall enterprise risk.
We use third-party service providers to perform a variety of security functions throughout our business, such as SaaS security providers, cloud-native application protection platforms, dark web monitoring, and software code scanning. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes risk assessments and imposition of contractual obligations. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, which may impose contractual obligations related to cybersecurity on the provider. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including "If our information technology, systems, or those of third parties upon which we rely or our data are or were to be compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences."
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by our CISO and our information security team. Our CISO has served in various roles in information technology and information security for more than 20 years, including serving as the Chief Information Security Officer at a publicly traded SaaS company and large e-commerce company. Our CISO works with our broader Information Technology team on IT security issues and also works with our product organization, finance, legal and internal controls teams.

Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our CISO is responsible for overseeing our Information Security budget, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response process is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances including our CISO, our Chief Financial Officer and our Chief Legal Officer. Upon consultation with our Chief Financial Officer and our Chief Legal Officer, our CISO works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response process includes reporting to the Audit Committee for certain cybersecurity incidents.
The Audit Committee receives reports as part of its quarterly meetings from our CISO concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. Our board also receives periodic reports (at least annually) from our CISO regarding the our overall cybersecurity landscape, including material related to cybersecurity threats, risk, and mitigation.
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
Item 3.    Legal Proceedings
The information required to be set forth under this Item 3 is incorporated by reference to Note 8. Commitments and Contingencies — Litigation and Loss Contingencies in the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures
None.

Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol "FRSH" since September 22, 2021. Prior to that date, there was no public trading market for our Class A common stock. As of February 13, 2024, there were 36 and 49 registered holders of our Class A and Class B common stock, respectively. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 22, 2021 (the date that our Class A common stock commenced trading on the Nasdaq Capital Market) through December 31, 2023 with (ii) the cumulative total return of the NASDAQ Composite Index, the Standard & Poor's (S&P) 500 Index and the S&P 500 Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 22, 2021 and the reinvestment of dividends. The graph uses the closing market price on September 22, 2021 of $47.55 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN

$150
$100
$50
$0
22-Sep-21
31-Dec-21
31-Dec-22
31-Dec-23
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
We deliver modern and innovative AI-guided customer and employee service solutions that enable companies of all sizes to drive delightful engagement and increase productivity. We started with Freshdesk, our customer service (CS) product, and later expanded our offering to include Freshservice, our IT and employee service management (ITSM) product. Next, we introduced Freshsales and Freshmarketer, our sales force and marketing automation solutions, and Freshchat, our messaging/chat product offering. We currently have more than 67,100 businesses using our software to make engaging customers and employees more efficient and enjoyable.

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
Our customer base and operations have scaled over time. Our total revenue was $596.4 million, $498.0 million and $371.0 million in the years ended December 31, 2023, 2022 and 2021, respectively, representing year-over-year growth rates of 20% and 34%, respectively. We incurred operating losses of $170.2 million, $233.4 million and $204.8 million in the years ended December 31, 2023, 2022 and 2021, respectively, and our net losses were $137.4 million, $232.1 million and $192.0 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, and geopolitical developments have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services. Foreign currency exchange rate fluctuations negatively impacted our revenue growth in 2022, but in 2023, the United States Dollar weakened against the Euro and British Pound contributing to positive impacts in our revenue. However the volatility in the foreign currency market still exists, and could impact our results of operations. For the years ended December 31, 2023 and 2022, we had approximately 27% and 26%, respectively, of revenue exposure related to the Euro and British Pound Sterling. If these conditions persist, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
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
Acquiring New Customers
We will continue to invest in acquiring new customers across all of our products. We believe that our focus on offering products that delight our users facilitates our go-to-market strategy, which is designed to be product-led and self-service in nature, reducing the friction new customers have to overcome to adopt our products within their organization. Our approach to acquiring new customers allows us to benefit from user-driven, organic adoption of our products across organizations of all sizes, as well as enable our customers to standardize on our products across the organization. As of December 31, 2023 and 2022, we had more than 67,100 and 63,400 paying customers, respectively.
We have made and continue to make significant investments in strengthening our outbound sales motion to enable adoption of department-specific and organization-wide use cases for mid-market and enterprise customers. We believe that larger businesses can benefit from implementing multiple Freshworks products, as once they are a customer they are able to expand their use of these products. We define annual recurring revenue (ARR) as the sum total of the subscription revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers. As of December 31, 2023 and 2022, 20,261 and 17,722 of our customers contributed more than $5,000 in ARR, respectively, demonstrating the broad appeal of our products to customers of all sizes and geographies, and as of December 31, 2023 and 2022, customers contributing more than $5,000 in ARR represented 89% and 87% of total ARR, respectively. We believe that the number of customers that contribute more than $5,000 in ARR is an indicator of our success in expanding upmarket to larger businesses.
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
We measure the rate of expansion within our customer base using net dollar retention rate (as defined under Key Business Metrics), and we believe that our net dollar retention rate demonstrates our rate of expansion within our existing customer base. As of December 31, 2023 and 2022, our net dollar retention rate remained flat at 108%. On constant currency basis, our net dollar retention rate was 107% as of December 31, 2023 which was a decrease from prior year primarily due to lower expansion within existing customers driven by macroeconomic pressures.
We have a significant opportunity to expand within our existing customer base and substantially increase the number of customers that purchase multiple Freshworks products. As of December 31, 2023, approximately 26% of our customers purchased two or more Freshworks products, which includes customers on our Freshworks Customer Service Suite and Freshsales Suite subscription plans counting as customers who purchased multiple products. These customers represented 47% of total ARR as of December 31, 2023, illustrating the large opportunity we have to sell additional products to our current customer base and drive growth.
We continue to increase the number of customers that have entered into larger subscriptions with us. We had 2,497 customers each contributing $50,000 or more in ARR as of December 31, 2023, representing an increase of 31% year-over-year from 1,908 customers as of December 31, 2022. As of December 31, 2023 and December 31, 2022, customers contributing more than $50,000 in ARR represented approximately 48% and 44% of total ARR, respectively. We believe that the number of customers contributing $50,000 or more in ARR indicates the strategic importance of our products for our customers and our ability to both initially land significant accounts or grow customers into significant accounts over time. No single customer accounted for more than 1% of ARR and our top 10 customers represented less than 5% of ARR as of December 31, 2023, and we have no significant concentration in a specific industry vertical.
Investing in Our Growth
We believe that we are early in addressing our large market opportunity and we intend to continue to make investments to support the growth and expansion of our business. We have a track record of bringing new products to market and scaling these new products over time. As of December 31, 2023, we have two primary products with over $100 million in ARR, Freshdesk and Freshservice. We intend to invest in growing our research and development team to extend the functionality of our solutions and continue to bring new solutions to market. Our investments in our Neo platform have helped us accelerate the pace of innovation.
We believe that our market remains largely underserved. We intend to invest aggressively in our direct and indirect sales and marketing capabilities, including investments in our outbound sales motion. We have been global from our earliest product sales and our global footprint continues to expand, with customers in approximately 170 countries. During the year ended December 31, 2023, 45%, 38%, and 17% of our revenue was derived from customers in North America; Europe, Middle East and Africa; and the rest of the world, respectively. We have a significant opportunity to further expand globally. We plan to support more languages, recruit partners, hire sales and customer service personnel in additional countries as needed, and expand our presence in countries where we already operate. A critical part of our go-to-market strategy has been our broad and diverse set of partners that enrich our offerings, scale our geographic coverage, and help us reach a broader audience than we would be able to reach on our own, thus amplifying our go-to-market investments. We plan to continue to invest in growing our partner ecosystem to fuel additional customer acquisition and expand use cases within our existing customer base.
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

	December 31,
	2023	2022	2021
Number of customers contributing more than $5,000 in ARR	20,261	17,722	14,814
ARR from customers contributing more than $5,000 in ARR as a percent of total ARR	89%	87%	85%
Net dollar retention rate	108%	108%	114%
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
Net Dollar Retention Rate
Our net dollar retention rate measures our ability to increase revenue across our existing customer base through expansion of users and products associated with a customer as offset by our churn and contraction in the number of users and products associated with a customer. To calculate net dollar retention rate as of a particular date, we first determine "Entering ARR," which is ARR from the population of our customers as of 12 months prior to the end of the reporting period. We then calculate the "Ending ARR" which is ARR from the same set of customers as of the end of the reporting period. We then divide the Ending ARR by the Entering ARR to arrive at our net dollar retention rate. Ending ARR includes upsells, cross-sells, and renewals during the measurement period and is net of any contraction or attrition over this period.
For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 17%, 20%, and 24% of ARR as of December 31, 2023, 2022 and 2021 respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention.
Our net dollar retention rate was 108% as of December 31, 2023 and 2022. On constant currency basis, our net dollar retention rate was 107% as of December 31, 2023 which was a decrease from prior year primarily due to lower expansion within existing customers driven by macroeconomic pressures. We expect our net dollar retention rate could fluctuate in future periods due to a number of factors, including our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue, costs and expenses and related disclosures during the applicable periods. We base our estimates, assumptions, and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis.

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
Non-GAAP Income (Loss) From Operations and Non-GAAP Net Income (Loss)
We define non-GAAP income (loss) from operations as GAAP loss from operations excluding stock-based compensation expense, employer payroll taxes on employee stock transactions and amortization of acquired intangibles.
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, and gain on sale of non-marketable equity investments, net of their related tax effects.
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP income (loss) from operations and our GAAP net loss to our non-GAAP net income (loss) for each of the periods presented (in thousands):
Non-GAAP Income (Loss) from Operations

	Year Ended December 31,
	2023	2022	2021
Loss from operations	$(170,172)	$(233,372)	$(204,782)
Non-GAAP adjustments:
Stock-based compensation expense	210,707	207,696	173,443
Employer payroll taxes on employee stock transactions	3,711	1,827	8,754
Amortization of acquired intangibles	303	1,591	4,329
Non-GAAP income (loss) from operations	$44,549	$(22,258)	$(18,256)

Non-GAAP Net Income (Loss)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(137,436)	$(232,132)	$(191,995)
Non-GAAP adjustments:
Stock-based compensation expense	210,707	207,696	173,443
Employer payroll taxes on employee stock transactions	3,711	1,827	8,754
Amortization of acquired intangibles	303	1,591	4,329
Gain on sale of non-marketable equity investments	—	—	(23,830)
Income tax adjustments	1,398	1,978	1,802
Non-GAAP net income (loss)	$78,683	$(19,040)	$(27,497)
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

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$86,178	$(2,525)	$11,460
Less:
Purchases of property and equipment	(2,069)	(7,129)	(5,565)
Capitalized internal-use software	(6,271)	(5,116)	(3,552)
Free cash flow	$77,838	$(14,770)	$2,343
Net cash provided by (used in) investing activities	$158,499	$(284,827)	$(420,296)
Net cash provided by (used in) financing activities	$(60,619)	$(156,354)	$1,058,369
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

We believe that continued investment in our products is important for our growth, and as such, we expect that our research and development expenses will continue to increase in dollar amount for the foreseeable future. This percentage may fluctuate from period to period depending upon the timing and amount of these expenses.
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

Results of Operations
The following tables sets forth our consolidated statements of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue	$596,432	$497,999	$371,022
Cost of revenue (1)	103,369	95,772	78,030
Gross profit	493,063	402,227	292,992
Operating expenses:
Research and development (1)	137,756	135,543	120,407
Sales and marketing (1)	357,781	343,207	260,345
General and administrative (1)	167,698	156,849	117,022
Total operating expenses	663,235	635,599	497,774
Loss from operations	(170,172)	(233,372)	(204,782)
Interest and other income, net	46,403	12,582	23,303
Loss before income taxes	(123,769)	(220,790)	(181,479)
Provision for income taxes	13,667	11,342	10,516
Net loss	$(137,436)	$(232,132)	$(191,995)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$6,774	$7,039	$5,604
Research and development (1)	37,524	36,413	45,162
Sales and marketing (2)	66,755	64,328	53,169
General and administration (3)	99,654	99,916	69,508
Total stock-based compensation expense	$210,707	$207,696	$173,443
(1) Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2) Sales and marketing expense for the years ended December 31, 2023 and 2022 includes $9.6 million and $3.2 million, respectively, of stock-based compensation expense associated with RSU and options granted to the President in September 2022.
(3) General and administrative expense includes $55.9 million, $55.9 million and $19.1 million of stock-based compensation expense associated with RSUs and PRSUs primarily granted to the CEO in September 2021 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table sets forth our consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	17	19	21
Gross profit	83	81	79
Operating expense:
Research and development	23	27	32
Sales and marketing	60	69	70
General administrative	29	32	32
Total operating expenses	112	128	134
Loss from operations	(29)	(47)	(55)
Interest and other income, net	8	2	6
Loss before income taxes	(21)	(45)	(49)
Provision for income taxes	2	2	3
Net loss	(23)%	(47)%	(52)%
Comparison of Fiscal Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Subscription services	$582,868	$485,322	$97,546	20%
Professional services	$13,564	$12,677	$887	7%
Total revenue	$596,432	$497,999	$98,433	20%
Revenue increased by $98.4 million, or 20%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Of the total increase in revenue, approximately $62.2 million was attributable to revenue from existing customers as of December 31, 2023, net of contraction and churn, and approximately $36.2 million was attributable to revenue from new customers acquired during the year ended December 31, 2023, net of contraction and churn. Our net dollar retention rate of 108% for the year ended December 31, 2023 reflects the expansion within existing customers and the sale of additional products to these customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$103,369	$95,772	$7,597	8%
Gross margin	83%	81%
Cost of revenue increased by $7.6 million, or 8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to increases of $4.0 million in third-party hosting costs, $3.4 million in software license fees, $1.9 million in amortization of internally capitalized software, partially offset by decreases of $1.0 million in amortization of developed technology and $0.8 million in professional fees including legal costs. Our gross margin increased to 83% from 81% as we increased revenue and realized benefits from economies of scale and due to ongoing initiatives to improve our cost structure.

Operating Expenses

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$137,756	$135,543	$2,213	2%
Sales and marketing	357,781	343,207	14,574	4%
General and administrative	167,698	156,849	10,849	7%
Total operating expenses	$663,235	$635,599	$27,636
The increases in our operating expenses in the year ended December 31, 2023 compared to the year ended December 31, 2022 were primarily driven by increases in personnel-related costs due to compensation adjustments and stock-based compensation expense.
Research and Development
Research and development expense increased by $2.2 million, or 2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to increases of $1.7 million in personnel-related costs due to compensation adjustments, $1.1 million in stock-based compensation expense, partially offset by a decrease of $1.6 million in professional services fees.
Sales and Marketing
Sales and marketing expense increased by $14.6 million, or 4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to increases of $22.7 million in personnel-related costs due to compensation adjustments, $2.4 million in stock-based compensation expense, $1.2 million in travel related expenses for sales and marketing events, partially offset by decreases of $7.3 million in advertising, branding and event costs, $3.6 million in reseller commissions, and $2.1 million in professional services fees.
General and Administrative
General and administrative expense increased by $10.8 million, or 7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to increases of $6.0 million in personnel-related costs due to compensation adjustments, $4.9 million in professional services fees, comprised primarily of legal, accounting, and consulting fees, $2.7 million in tax reserves in accordance with ASC 450, partially offset by a decrease of $3.3 million in directors and officers insurance.
Interest and Other Income, Net

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$45,895	$14,771	$31,124	211%
Other income (expense) net	508	(2,189)	2,697	(123)%
Interest and other income, net	$46,403	$12,582	$33,821	269%
Interest income increased by $31.1 million primarily due to approximately $20.2 million of discount amortization on cash equivalents and marketable securities and approximately $11.9 million increase in interest income resulting from an increase in average interest rates compared to prior year.
Other income (expense), net increased primarily due to a $2.7 million decrease in foreign exchange loss during the year ended December 31, 2023.
Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$13,667	$11,342	$2,325	20%

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the years ended December 31, 2023 and 2022, we recorded a provision for income taxes of $13.7 million, and $11.3 million, respectively, on loss before taxes of $123.8 million and $220.8 million, respectively. The effective tax rates for the years ended December 31, 2023 and 2022 were (11.0)% and (5.1)% respectively. The effective tax rates differ from the statutory rate of 21% primarily due to nondeductible compensation and change in the valuation allowance. The $2.3 million increase in tax expense was mainly due to an increase in foreign taxes caused by higher pre-tax earnings from foreign subsidiaries and an increase in unrecognized tax benefit.
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
Cost of revenue increased by $17.7 million, or 23%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to increases of $8.5 million in third-party hosting costs, $5.3 million in personnel-related costs due to annual compensation adjustments and higher headcount, $3.8 million in software license fees, $1.4 million in stock-based compensation expense, $1.1 million increase in professional fees including legal costs, and $1.0 million in payment gateway fees, partially offset by $2.7 million decrease in amortization of developed technology and a decrease of $2.0 million in cloud voice service costs . Our gross margin increased to 81% from 79% as we increased revenue and realized benefits from economies of scale primarily related to our third party hosting costs.
Operating Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$135,543	$120,407	$15,136	13%
Sales and marketing	343,207	260,345	82,862	32%
General and administrative	156,849	117,022	39,827	34%
Total operating expenses	$635,599	$497,774	$137,825
The increases in our operating expenses in the year ended December 31, 2022 compared to the year ended December 31, 2021 were primarily driven by personnel-related costs due to higher headcount to support the growth of our business, compensation adjustments, and changes in stock-based compensation expense.

Research and Development
Research and development expense increased by $15.1 million, or 13%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to increases of $18.9 million in personnel-related costs due to compensation adjustments and higher headcount, $2.3 million in professional services fees and $1.2 million in third-party cloud infrastructure expenses to support the operations of our research and development, partially offset by a decrease of $8.7 million in stock-based compensation expense.
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
General and Administrative
General and administrative expense increased by $39.8 million, or 34%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to increases of $30.4 million in stock-based compensation expense, $6.8 million in personnel-related costs due to compensation adjustments and higher headcount, $4.7 million in directors and officers insurance, and $1.1 million in software license fees, partially offset by decreases of $3.3 million related to legal settlements, and $1.5 million in professional services fees, comprised primarily of legal, accounting, and consulting fees.
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
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the years ended December 31, 2022 and 2021, we recorded provision for income taxes of $11.3 million and $10.5 million, respectively, on loss before taxes of $220.8 million and $181.5 million, respectively. The effective tax rates for the years ended December 31, 2022 and 2021 were (5.1)% and (5.8)% respectively. The effective tax rates differ from the statutory rate primarily due to maintaining a full valuation allowance on our U.S. federal and state net deferred tax assets as it was more likely than not that those deferred tax assets will not be realized. The $0.8 million increase in tax expense was due to a $1.7 million increase in foreign taxes due to higher pre-tax earnings and foreign sales, partially offset by a decrease in unrecognized tax benefit of $0.9 million for the year ended December 31, 2022.

Liquidity and Capital Resources
As of December 31, 2023 we had cash and cash equivalents of $488.1 million and marketable securities of $699.5 million. Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors, and in September 2021, we completed our IPO that generated net proceeds of approximately $1.1 billion. As of December 31, 2023, we had an accumulated deficit of $3.6 billion. Our operating activities resulted in cash inflows of $86.2 million for the year ended December 31, 2023.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$86,178	$(2,525)	$11,460
Net cash provided by (used in) investing activities	$158,499	$(284,827)	$(420,296)
Net cash provided by (used in) financing activities	$(60,619)	$(156,354)	$1,058,369
Operating Activities
Net cash provided by operating activities of $86.2 million for the year ended December 31, 2023 reflects our net loss of $137.4 million, adjusted for non-cash items such as stock-based compensation of $210.7 million, depreciation and amortization of $12.1 million, amortization of deferred contract acquisition costs of $24.0 million, non-cash lease expense of $7.7 million, premium amortization on marketable securities of $15.7 million, and net cash outflows of $14.1 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were due to increases of operating assets of $27.0 million in deferred contract acquisition costs, $27.0 million in accounts receivable, $7.4 million in prepaid expenses and other assets and decreases of $12.9 million in operating lease liabilities and $2.4 million in accounts payable; partially offset by increases in operating liabilities of $60.8 million in deferred revenue and $1.8 million in accrued and other liabilities.
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
Net cash provided by operating activities of $11.5 million for the year ended December 31, 2021 reflects our net loss of $192.0 million, adjusted for non-cash items such as stock-based compensation of $173.4 million, gain realized on sale of non-marketable equity investment of $23.8 million, depreciation and amortization of $13.3 million, amortization of deferred contract acquisition costs of $12.8 million, deferred income taxes of $1.9 million, discount amortization on marketable securities of $1.8 million and net cash inflows of $28.0 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were due to increases of $56.0 million in deferred revenue, $17.7 million in accrued and other liabilities, and $2.0 million in accounts payable, partially offset by increases in assets of $24.2 million in deferred contract acquisition costs, $17.5 million in accounts receivable, and $5.9 million in prepaid expenses and other assets.
Investing Activities
Net cash provided by investing activities of $158.5 million for the year ended December 31, 2023 consisted of $166.7 million in proceeds from maturities and sales, net of purchases of marketable securities; partially offset by $2.0 million in purchases, net of proceeds from sale of property and equipment, and $6.3 million related to the capitalization of internal-use software.
Net cash used in investing activities of $284.8 million for the year ended December 31, 2022 consisted of $272.7 million in purchases, net of maturities and sales of marketable securities, $7.0 million in purchases, net of proceeds from sale of property and equipment and $5.1 million related to the capitalization of internal-use software.
Net cash used in investing activities of $420.3 million for the year ended December 31, 2021 consisted of $435.8 million in purchases, net of maturities and sales of marketable securities, $4.9 million in purchases, net of proceeds from sale of property and equipment, $3.6 million related to the capitalization of internal-use software, offset by $24.0 million in proceeds from sale of non-marketable equity investments.
Financing Activities
Net cash used in financing activities of $60.6 million for the year ended December 31, 2023 consisted primarily of $68.0 million in payment of withholding taxes on net share settlement of equity awards, partially offset by $7.3 million in proceeds from issuance of common stock under our employee stock purchase plan, net.
Net cash used in financing activities of $156.4 million for the year ended December 31, 2022 consisted primarily of $167.2 million in payment of withholding taxes on net share settlement of equity awards, partially offset by $10.9 million in proceeds from issuance of common stock under our employee stock purchase plan, net.
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
Remaining Performance Obligations on Customer Contracts
We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms, and most of our multi-year contracts are invoiced annually. As of December 31, 2023, remaining performance obligations totaled $418.9 million, which comprised $266.4 million of deferred revenue and $152.5 million of unbilled revenue.
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
As of December 31, 2023, our estimated future contractual obligations totaled $367.0 million, of which $29.5 million and $337.5 million were operating lease commitments and other contractual obligations, respectively. As disclosed in Notes 7 and 8 to the consolidated financial statements included elsewhere in this report, our operating leases included short-term and long-

term commitments of $2.7 million and $26.8 million, respectively. Our other contractual obligations included short-term and long-term commitments of $63.7 million and $273.8 million respectively.
Our operating leases expire on varying dates through 2032. Our other contractual obligations have commitments outstanding through December 2028.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our consolidated statements of operations. Our consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian Rupee, British Pound and Euro, and may be adversely affected in the future due to changes in foreign exchange rates. Based on a sensitivity analysis we have performed as of December 31, 2023, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would not have a material effect on our net losses.
Starting in 2023, to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian Rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of December 31, 2023, the total notional amount of outstanding designated foreign currency forward contracts was $55.8 million. The fair value of derivative assets and liabilities as of December 31, 2023, and all related unrealized and realized gains and losses during the year ended December 31, 2023 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds and commercial paper. We had cash and cash equivalents of $488.1 million and marketable securities of $699.5 million as of December 31, 2023. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of December 31, 2023, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash and cash equivalents and marketable securities.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Freshworks Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Freshworks Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively, referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
San Jose, CA
February 16, 2024
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Freshworks Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Freshworks Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Jose, CA
February 16, 2024

Consolidated Financial Statements
FRESHWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$488,121	$304,083
Marketable securities	699,506	843,405
Accounts receivable, net of allowance of $8,562 and $6,628	97,179	70,470
Deferred contract acquisition costs	22,908	20,139
Prepaid expenses and other current assets	47,832	38,913
Total current assets	1,355,546	1,277,010
Property and equipment, net	22,747	24,139
Operating lease right-of-use assets	32,749	33,024
Deferred contract acquisition costs, noncurrent	19,764	19,536
Goodwill	6,181	6,181
Deferred tax assets	10,013	8,689
Other assets	9,772	11,637
Total assets	$1,456,772	$1,380,216
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,485	$5,908
Accrued liabilities	56,608	59,008
Deferred revenue	266,399	205,626
Income tax payable	722	1,150
Total current liabilities	327,214	271,692
Operating lease liabilities, non-current	26,795	28,174
Other liabilities	30,501	28,532
Total liabilities	384,510	328,398
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized as of December 31, 2023 and 2022, respectively; zero shares issued and outstanding as of December 31, 2023 and 2022	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized as of December 31, 2023 and 2022; 208,940,016 and 162,825,075 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized as of December 31, 2023 and 2022; 87,754,921 and 126,268,150 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1

FRESHWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Additional paid-in capital	4,713,522	4,562,319
Accumulated other comprehensive loss	(754)	(7,431)
Accumulated deficit	(3,640,509)	(3,503,073)
Total stockholders' equity	1,072,262	1,051,818
Total liabilities and stockholders' equity	$1,456,772	$1,380,216
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$596,432	$497,999	$371,022
Cost of revenue	103,369	95,772	78,030
Gross profit	493,063	402,227	292,992
Operating expense:
Research and development	137,756	135,543	120,407
Sales and marketing	357,781	343,207	260,345
General and administrative	167,698	156,849	117,022
Total operating expenses	663,235	635,599	497,774
Loss from operations	(170,172)	(233,372)	(204,782)
Interest and other income, net	46,403	12,582	23,303
Loss before income taxes	(123,769)	(220,790)	(181,479)
Provision for income taxes	13,667	11,342	10,516
Net loss	(137,436)	(232,132)	(191,995)
Accretion of redeemable convertible preferred stock	—	—	(2,646,662)
Net loss attributable to common stockholders	$(137,436)	$(232,132)	$(2,838,657)
Net loss per share attributable to common stockholders - basic and diluted	$(0.47)	$(0.82)	$(21.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	293,087	284,587	130,652
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(137,436)	$(232,132)	$(191,995)
Other comprehensive income (loss):
Changes in unrealized loss on marketable securities	7,105	(6,684)	(1,158)
Net change on cash flow hedging	(428)	—	—
Total other comprehensive income (loss):	$6,677	$(6,684)	$(1,158)
Comprehensive loss	$(130,759)	$(238,816)	$(193,153)

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of January 1, 2021	153,938	$2,895,096	77,619	$1	$—	$411	$(2,697,153)	$(2,696,741)
Accretion of redeemable convertible preferred stock	—	2,646,662	—	—	(2,264,869)	—	(381,793)	(2,646,662)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(153,938)	(5,541,758)	153,938	2	5,541,756	—	—	5,541,758
Issuance of common stock upon initial public offering, net of underwriting discount and offering expenses	—	—	31,350	—	1,062,058	—	—	1,062,058
Issuance of common stock upon exercise of stock options	—	—	537	—	94	—	—	94
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for tax purposes	—	—	9,850	—	(3,343)	—	—	(3,343)
Stock-based compensation	—	—	—	—	174,028	—	—	174,028
Unrealized gain on marketable securities	—	—	—	—	—	(1,158)	—	(1,158)
Net loss	—	—	—	—	—	—	(191,995)	(191,995)
Balances as of December 31, 2021	—	—	273,294	3	4,509,724	(747)	(3,270,941)	1,238,039
Issuance of common stock upon exercise of stock options	—	—	407	—	109	—	—	109
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for tax purposes	—	—	14,570	—	(167,745)	—	—	(167,745)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	—	—	822	—	10,870	—	—	10,870
Stock-based compensation	—	—	—	—	209,361	—	—	209,361
Unrealized loss on marketable securities	—	—	—	—	—	(6,684)	—	(6,684)
Net loss	—	—	—	—	—	—	(232,132)	(232,132)
Balances as of December 31, 2022	—	$—	289,093	$3	$4,562,319	$(7,431)	$(3,503,073)	$1,051,818

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	—	$—	289,093	$3	$4,562,319	$(7,431)	$(3,503,073)	$1,051,818
Issuance of common stock upon exercise of stock options	—	—	360	—	88	—	—	88
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for tax purposes	—	—	6,615	—	(68,621)	—	—	(68,621)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	—	—	627	—	7,271	—	—	7,271
Stock-based compensation	—	—	—	—	212,465	—	—	212,465
Other comprehensive income	—	—	—	—	—	6,677	—	6,677
Net loss	—	—	—	—	—	—	(137,436)	(137,436)
Balances as of December 31, 2023	—	$—	296,695	$3	$4,713,522	$(754)	$(3,640,509)	$1,072,262

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows Operating Activities:
Net loss	$(137,436)	$(232,132)	$(191,995)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,144	11,504	13,294
Amortization of deferred contract acquisition costs	23,965	18,532	12,844
Non-cash lease expense	7,736	6,195	—
Stock-based compensation	210,707	207,696	173,443
Premium (discount) amortization on marketable securities	(15,652)	(1,627)	1,757
Gain realized on sale of marketable securities and non-marketable equity investments	—	—	(23,836)
Change in fair value of equity securities	(90)	(71)	(132)
Deferred income taxes	(1,322)	(2,405)	(1,907)
Other	209	887	(28)
Changes in operating assets and liabilities:
Accounts receivable	(26,982)	(18,892)	(17,509)
Deferred contract acquisition costs	(26,962)	(28,560)	(24,218)
Prepaid expenses and other assets	(7,411)	(8,141)	(5,942)
Accounts payable	(2,423)	77	1,986
Accrued and other liabilities	1,839	7,746	17,714
Deferred revenue	60,773	45,453	55,989
Operating lease liabilities	(12,917)	(8,787)	—
Net cash provided by (used in) operating activities	86,178	(2,525)	11,460
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,069)	(7,129)	(5,565)
Proceeds from sale of property and equipment	110	137	620
Capitalized internal-use software	(6,271)	(5,116)	(3,552)
Sale of non-marketable equity investment	—	—	23,979
Purchases of marketable securities	(842,803)	(848,560)	(686,078)
Sales of marketable securities	—	92,786	131,170
Maturities and redemptions of marketable securities	1,009,532	483,055	119,130
Net cash provided by (used in) investing activities	158,499	(284,827)	(420,296)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts	—	—	1,069,348
Proceeds from issuance of common stock under employee stock purchase plan, net	7,271	10,870	—
Proceeds from exercise of stock options	88	109	94
Payment of withholding taxes on net share settlement of equity awards	(67,978)	(167,224)	(3,343)
Payment of deferred offering costs	—	(109)	(6,830)
Payment of acquisition-related liabilities	—	—	(900)
Net cash provided by (used in) financing activities	(60,619)	(156,354)	1,058,369

	Year Ended December 31,
	2023	2022	2021
Net increase (decrease) in cash, cash equivalents and restricted cash	184,058	(443,706)	649,533
Cash, cash equivalents and restricted cash, beginning of period	304,158	747,864	98,331
Cash, cash equivalents and restricted cash, end of period	$488,216	$304,158	$747,864

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$488,121	$304,083	$747,861
Restricted cash included in prepaid expenses and other current assets	—	3	—
Restricted cash included in other assets	95	72	3
Total cash, cash equivalents and restricted cash	$488,216	$304,158	$747,864

Supplemental cash flow information:
Cash paid for taxes	$12,034	$13,412	$10,458
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$7,461	$14,903	$—
Stock-based compensation capitalized as internal-use software	$1,758	$1,665	$585
Accretion of redeemable convertible preferred stock	$—	$—	$2,646,662
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	$—	$—	$5,541,758

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Freshworks Inc. (Freshworks or the Company) is a software development company that provides software-as-a-service (SaaS) products that deliver modern and innovative AI-guided customer and employee service solutions that enable companies of all sizes to drive delightful engagement and increase productivity. The Company was incorporated in Delaware in 2010 and is headquartered in San Mateo, California, and has foreign subsidiaries located in India, Australia, the United Kingdom, Ireland, Germany, France, the Netherlands, and Singapore.
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
As detailed in Note 9—Stockholders' Equity and Stock-Based Compensation, under the 2011 Stock Plan, the Company granted employees restricted stock units (RSUs) with both a service and a liquidity performance condition. Upon the Company's IPO in September 2021, the liquidity event condition was met for all RSUs and the Company began to recognize stock-based compensation expense. RSUs that had already met the service condition at that date were entitled to one share of Class B common stock for each vested RSU.
Stock Split
In September 2021, the Company completed a 10-for-one forward stock split of the Company’s authorized, issued and outstanding stock. All share and per share information included in the accompanying consolidated financial statements and notes thereto has been adjusted on a retrospective basis to reflect this stock split.
2. Summary of Significant Accounting Policies
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
Foreign Currency Remeasurement and Transactions
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in interest and other income, net in the consolidated statements of operations, and have not been material for the years ended December 31, 2023, 2022, and 2021.
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
Advertising Costs
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. The Company recognized $41.2 million, $47.2 million, and $41.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Stock price volatility—For the stock price volatility over the expected term where the Company's common stock has sufficient trading history, the Company generally estimates the stock price volatility using the historical volatility of its own stock. If the Company's common stock lacks sufficient trading history, the stock price volatility over the expected term is estimated based on the historical volatility of comparable companies with similar characteristics to those of the Company.
Risk-free interest rate—The risk-free interest rate is based on the yield of the U.S. treasury debt securities commensurate with the expected term.
Dividend yield—Since the Company has never paid and has no intention to pay cash dividends on its common stock, the dividend yield is zero.
For the performance-based award granted to the CEO with both a service-based vesting condition and a market condition (as discussed further in Note 9—Stockholders' Equity and Stock-Based Compensation), the Company determined the fair value of the award by using the Monte Carlo simulation model. The main assumptions used in the Monte Carlo simulation model include stock price volatility, risk-free interest rate, dividend yield and the measurement period, which is the period over which simulated stock prices of the Company are used to evaluate the possibility of achieving the specified stock price targets. Since both vesting conditions have to be met for each tranche of the award to ultimately vest, the associated stock-based compensation expense is recognized over the longer of the derived service period or the requisite service period, using the accelerated attribution method. Provided that the CEO remains employed by the Company in his current position, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price goals are achieved.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company has recorded a full valuation allowance against its U.S. deferred tax assets.
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
Marketable Securities
Marketable securities consist primarily of debt securities such as corporate bonds, commercial paper, U.S. treasury securities, and U.S. government agency securities. These securities are classified as available-for-sale securities at the time of purchase as they represent funds readily available for current operations, and the Company also has the ability and intent to liquidate them at any time to meet its operating cash needs, if necessary. All available-for-sale debt securities are recorded at their estimated fair value, with changes in fair value recognized as unrealized gains or losses in accumulated other comprehensive income. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. Expected credit losses are recorded in interest and other income, net, on the consolidated statements of income, and any remaining unrealized losses are recognized in accumulated other comprehensive income or loss in the stockholders' equity section of the consolidated balance sheets. Realized gains and losses are determined based on the specific identification method and are reported in interest and other income, net in the consolidated statements of operations. There were no credit losses or impairment on available-for-sale debt securities recognized for the years ended December 31, 2023, 2022, and 2021.
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
There were no customers that individually exceeded 10% of the Company’s revenue for the years ended December 31, 2023, 2022, and 2021 or that represented 10% or more of the Company’s consolidated accounts receivable balance as of December 31, 2023 and 2022.
The Company primarily relies upon its third-party cloud infrastructure partner, Amazon Web Services (AWS), to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact the Company's operations and its business could be adversely impacted.
Derivative Instruments
The Company enters into foreign currency forward contracts, most of which were designated as cash flow hedges, in order to manage the volatility of cash flows that relate to cost of revenues and operating expenses denominated in Indian Rupee. All derivative instruments are measured at fair value based upon quoted market prices for comparable instruments and as such, classified within Level 2 of the fair value hierarchy. Derivative assets and liabilities are presented on a gross basis on the consolidated balance sheets under prepaid expenses and other current assets and accrued liabilities, respectively.
Gains or losses related to cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI) on the consolidated statements of stockholders' equity until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within interest and other income. Changes in the fair value of currency forward exchange contracts due to changes in time value were excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. A majority of the balance related to foreign exchange derivative instruments included in AOCI at December 31, 2023 is expected to be reclassified into earnings within 12 months.
Derivative instruments are classified in the consolidated statements of cash flows as cash from operating activities, which reflect the classification of the underlying hedged transactions.
The Company does not use derivative financial instruments for trading or speculative purposes.
As of December 31, 2023, the total notional amount of outstanding designated foreign currency forward contracts was $55.8 million. The fair value of derivative assets and liabilities as of December 31, 2023, and all related unrealized and realized gains and losses during the year ended December 31, 2023, were not material.
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

Deferred Contract Acquisition Costs
Deferred contract acquisition costs are incremental costs that are associated with acquiring customer contracts and consist primarily of sales commissions and the associated payroll taxes and certain referral fees paid to third-party resellers. The costs incurred upon the execution of initial and expansion contracts are primarily deferred and amortized over an expected benefit period of three years. The expected benefit period is determined by taking into consideration the Company’s contracts with customers, technology life cycle and other factors. The Company considers the expected benefit period to exceed the initial contract term for certain costs because of anticipated renewals and because sales commission rates for renewal contracts are not commensurate with sales commissions for initial contracts. The Company includes amortization of deferred commissions in sales and marketing expense in its consolidated statements of operations. There was no impairment loss in relation to the incremental selling costs capitalized for the years ended December 31, 2023, 2022, and 2021.
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
Long-Lived Assets (Including Goodwill)
Long-lived assets with finite lives include property and equipment, capitalized internal-use software and right-of-use (ROU) assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.
Goodwill is not amortized but rather is tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company elected to bypass the qualitative assessment, and performed a quantitative goodwill impairment test. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge in the amount of such excess is recorded to goodwill, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill during the years ended December 31, 2023, 2022, and 2021.

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
Since the plan is unfunded, no annual contributions are required to be made as per applicable regulations. Disclosures required under ASC 715—Compensation—Retirement Benefits, have been omitted because the Company has deemed them immaterial to its consolidated financial statements. The benefit plans had a plan benefit obligation of $11.9 million and $9.6 million as of December 31, 2023 and 2022, respectively. The long-term portion for the amount of $10.5 million and $8.6 million is included in other liabilities in the consolidated balance sheets as of December 31, 2023 and 2022, respectively. The current portion for the amount of $1.4 million and $1.0 million is included in accrued expenses in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Leases
The Company leases office space under operating leases with expiration dates through 2032. The Company determines whether an arrangement constitutes a lease and records lease liabilities and ROU assets on its consolidated balance sheets at the lease commencement date. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on either the rate implicit in the lease or the Company's incremental borrowing rate (the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease), whichever is more readily determinable. The incremental borrowing rate is based on an estimate of the Company's expected unsecured borrowing rate for its notes, adjusted for tenor and collateralized security features. Lease liabilities due within 12 months are included within accrued liabilities on the Company's consolidated balance sheets. ROU assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the lease commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company. The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components.

For short-term leases, the Company records rent expense in its consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit and loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. This authoritative guidance is required to be applied retrospectively and effective for Freshworks starting in its annual disclosures for 2024 and interim periods starting 2025. This guidance is only related to disclosures and is not expected to have a significant impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to provide more information in the rate reconciliation table and about income taxes paid, including certain disclosures that would be disaggregated by jurisdiction and other categories. This authoritative guidance should be applied prospectively and will be effective for Freshworks starting in its annual disclosures for 2025. Retrospective application is permitted. This guidance is only related to disclosures and is not expected to have a significant impact on the Company's consolidated financial statements.

3. Revenue From Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue by the Company’s service offerings (in thousands):

	Year Ended December 31,
	2023	2022	2021
Subscription services	$582,868	$485,322	$360,506
Professional services	13,564	12,677	10,516
Total revenue	$596,432	$497,999	$371,022
See Note 12 for revenue by geographic location.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements. The following table summarizes the changes in the balance of deferred revenue during the years (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of the year	$205,626	$160,173	$104,184
Add: Billings during the year	657,205	543,452	427,011
Less: Revenue recognized during the year	(596,432)	(497,999)	(371,022)
Balance at end of the year	$266,399	$205,626	$160,173
Revenue recognized during the years ended December 31, 2023, 2022, and 2021 from amounts included in deferred revenue at the beginning of these periods was $204.8 million, $158.7 million, and $103.8 million, respectively.
The aggregate balance of remaining performance obligations as of December 31, 2023 was $418.9 million. The Company expects to recognize $309.8 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.

Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of the year	$39,675	$29,647	$18,273
Add: Contract costs capitalized during the year	26,962	28,560	24,218
Less: Amortization of contract costs during the year	(23,965)	(18,532)	(12,844)
Balance at end of the year	$42,672	$39,675	$29,647
4. Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$77,832	$—	$—	$77,832
U.S. treasury securities	239,727	22	—	239,749
U.S. government agency securities	8,388	1	—	8,389
Corporate debt securities	36,905	—	—	36,905
Total cash equivalents	362,852	23	—	362,875
Debt securities:
U.S. treasury securities	264,554	339	(398)	264,495
U.S. government agency securities	366,946	571	(824)	366,693
Corporate debt securities	66,777	72	(109)	66,740
Total debt securities	698,277	982	(1,331)	697,928
Total cash equivalents and debt securities	$1,061,129	$1,005	$(1,331)	$1,060,803

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$219,512	$—	$—	$219,512
U.S. treasury securities	13,912	3	—	13,915
U.S. government agency securities	10,417	2	—	10,419
Corporate debt securities	1,995	1	—	1,996
Total cash equivalents	245,836	6	—	245,842
Debt securities:
U.S. treasury securities	441,909	36	(3,160)	438,785
U.S. government agency securities	301,009	35	(3,531)	297,513
Corporate debt securities	106,436	—	(817)	105,619
Total debt securities	849,354	71	(7,508)	841,917
Total cash equivalents and debt securities	$1,095,190	$77	$(7,508)	$1,087,759

The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$60,869	$(159)	$42,667	$(239)	$103,536	$(398)
U.S. government agency securities	145,594	(364)	80,455	(460)	226,049	(824)
Corporate debt securities	14,749	(59)	12,934	(50)	27,683	(109)
Total	$221,212	$(582)	$136,056	$(749)	$357,268	$(1,331)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$190,820	$(1,794)	$105,115	$(1,366)	$295,935	$(3,160)
U.S. government agency securities	220,766	(2,245)	42,754	(1,286)	263,520	(3,531)
Corporate debt securities	30,485	(455)	22,864	(362)	53,349	(817)
Total	$442,071	$(4,494)	$170,733	$(3,014)	$612,804	$(7,508)

The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Due within one year	$503,640	$502,571
Due after one year but within five years	194,637	195,357
Total	$698,277	$697,928
Accrued interest receivable of $4.4 million and $2.8 million was classified as prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of December 31, 2023 and 2022, the fair value of the term bond mutual funds was $1.6 million and $1.5 million, respectively. The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the consolidated statements of operations. The realized and unrealized gains recognized in the consolidated statements of operations for the term bond mutual funds were not material during the years ended December 31, 2023, 2022, and 2021.
Non-Marketable Equity Securities
Non-marketable equity securities represent the Company's interest in privately-held entities. The Company does not have significant influence over these investments, which do not have readily determinable fair values. Under ASU 2016-01, the Company has elected the measurement alternative to carry them at cost, less any impairment charges, and reports them under other assets in the consolidated balance sheets. As of December 31, 2023 and December 31, 2022, the Company's non-marketable equity securities were not material.
In September 2021, the Company sold its interest in a privately held entity for proceeds totaling $24 million, resulting in a gain of $23.8 million, which was recorded in interest and other income, net, in the consolidated statements of operations.

5. Fair Value Measurements
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
The Company did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of December 31, 2023 and 2022.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$77,832	$—	$77,832
U.S. treasury securities	239,749	—	239,749
U.S. government agency securities	—	8,389	8,389
Corporate debt securities	—	36,905	36,905
Marketable securities:
U.S. treasury securities	264,495	—	264,495
U.S. government agency securities	—	366,693	366,693
Corporate debt securities	—	66,740	66,740
Term bond mutual funds	—	1,578	1,578
Total financial assets	$582,076	$480,305	$1,062,381

	December 31, 2022
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$219,512	$—	$219,512
U.S. treasury securities	13,915	—	13,915
U.S. government agency securities	—	10,419	10,419
Corporate debt securities	—	1,996	1,996
Marketable securities:
U.S. treasury securities	438,785	—	438,785
U.S. government agency securities	—	297,513	297,513
Corporate debt securities	—	105,619	105,619
Term bond mutual funds	—	1,488	1,488
Total financial assets	$672,212	$417,035	$1,089,247

6. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Computers	$17,188	$16,552
Capitalized internal-use software	28,259	20,230
Office equipment	4,357	3,744
Furniture and fixtures	8,886	8,881
Motor vehicles	808	1,158
Leasehold improvements	5,768	5,654
Construction in progress	751	224
Total property and equipment	66,017	56,443
Less: accumulated depreciation and amortization	(43,270)	(32,304)
Property and equipment, net	$22,747	$24,139
The following table summarizes depreciation expense and internal-use software capitalization and amortization expense for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Capitalization of costs associated with internal-use software	$8,029	$6,781	$4,137
Amortization expense of capitalized internal-use software	5,106	3,193	2,542
Depreciation expense	6,735	6,720	6,423
As of December 31, 2023 and 2022, the net carrying value of capitalized internal-use software was $14.1 million and $11.2 million, respectively.

Accrued and Other Liabilities
The following table summarizes accrued liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Accrued compensation	$20,976	$20,192
Accrued third-party cloud infrastructure expenses	—	2,752
Accrued reseller commissions	9,641	7,731
Accrued advertising and marketing expenses	2,095	4,465
Advanced payments from customers	4,265	3,480
Accrued taxes	10,964	7,730
Operating lease liabilities, current	2,699	6,775
Contributions withheld for employee stock purchase plan	1,298	1,546
Other accrued expenses	4,670	4,337
Total accrued liabilities	$56,608	$59,008
Noncurrent liabilities include $22.7 million and $23.3 million of long term accrued compensation as of December 31, 2023 and 2022, respectively.
7. Leases
The Company has operating leases primarily for office space. The leases have remaining lease terms of one to nine years, some of which include options to extend the lease for up to six years. The Company's leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

	Year Ended December 31,
Operating Leases	2023	2022
Operating lease cost	$10,415	$8,312
Short-term lease cost	415	1,162
Variable lease cost	3,190	2,797
The Company adopted accounting standard update 2016-2, Leases (Topic 842) effective January 1, 2022. Rent expense for operating leases recognized prior to our adoption of Topic 842 for the year ended December 31, 2021 was $9.7 million.
The weighted-average remaining term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	December 31,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (in years)	5.21	4.81
Weighted-average discount rate	9.1%	7.4%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Year Ended December 31,
Supplemental Cash Flow Information:	2023	2022
Cash payments included in the measurement of operating lease liabilities	$15,526	$8,885
Operating ROU assets obtained in exchange for lease obligations	7,461	14,903

Maturities of the operating lease liabilities are as follows (in thousands):

Year Ending December 31:	Operating Leases
2024	$4,799
2025	10,052
2026	6,882
2027	5,668
2028	4,963
Thereafter	7,213
Total lease payments	39,577
Less: imputed interest	(10,083)
Present value of operating lease liabilities	$29,494
As of December 31, 2023, there were no future payments related to signed leases that have not yet commended.
8. Commitments and Contingencies
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. Future minimum payments under the Company’s non-cancelable purchase commitments as of December 31, 2023 are presented in the table below (in thousands):

Year ending December 31,	Contractual Commitments
2024	$63,703
2025	67,144
2026	67,662
2027	71,242
2028	67,741
Total	$337,492
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
On March 20, 2023, a purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants the Company's current directors, as well as the Company as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On June 21, 2023, the court stayed the case in light of the pending securities class action. On October 16, 2023, the court extended the stay of the case in light of the pending securities class action. The Company and the other defendants intend to vigorously defend against the claims in this action.
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
9. Stockholders' Equity and Stock-Based Compensation
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
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is comprised of two components — unrealized gains or losses on available-for-sale debt securities and net changes in cash flow hedges.
The following tables shows the changes in the components of accumulated other comprehensive (loss) income:

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$(7,431)	$(747)	$411
Unrealized (losses) gains on available-for-sale debt securities	7,105	(6,684)	(1,152)
Reclassification of unrealized gains to interest and other income, net, in the consolidated statements of operations	—	—	(6)
Net change on cash flow hedging	(428)	—	—
Net impact to other comprehensive (loss) income in current period	6,677	(6,684)	(1,158)
Ending balance	$(754)	$(7,431)	$(747)
Equity Compensation Plans
In August 2021, the board of directors (the Board) adopted and, in September 2021, the stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (ESPP), effective upon the IPO. Pursuant to the 2021 Plan, the Board may grant incentive stock options to purchase shares of the Company’s common stock, non-statutory stock options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance awards (PRSUs) and other awards. The ESPP enables eligible employees to purchase the Company's Class A common stock. Both the 2021 Plan and ESPP include an automatic increase to their shares reserve on January 1 of each year as set forth in the respective plan documents.
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
Shares of common stock reserved for future issuance were as follows (in thousands):

December 31,
2023
2011 Stock Plan:
Options, RSUs and PRSUs outstanding	12,866
2021 Equity Incentive Plan:
Options and RSUs outstanding	12,939
Shares reserved for future award issuances	65,635
2022 Inducement Plan:
Options and RSUs outstanding	3,345
Shares reserved for future award issuances	6,377
2021 Employee Stock Purchase Plan
Shares reserved for future award issuances	10,517
Total shares of common stock reserved for issuance	111,679
2021 Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of the Company’s common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on May 15 and November 15 of each year, except for the first purchase period, which began upon the completion of the IPO in September 2021 and ended on May 13, 2022. The following table summarizes the information on shares purchased under the ESPP for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net shares issued under ESPP(1)	627,371	822,423
Weighted average purchase price	$11.88	$13.33
Aggregate net proceeds (in thousands)	$7,271	$10,870
(1)     Net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the United States

The ESPP also includes a reset provision for the purchase price if the fair market value of a share of the Company's common stock on the first day of any purchase period is less than or equal to the fair market value of a share of the Company's common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. The reset provision under the ESPP was triggered on May 16, 2022, and again on November 16, 2022. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. The previous modifications did not have a material effect on the Company's stock-based compensation expense during the years ended December 31, 2023 and 2022.
As of December 31, 2023 and 2022, the Company has withheld $1.3 million and $1.5 million of contributions from its employees.
During the years ended December 31, 2023, 2022 and 2021, the Company recognized $7.6 million, $12.2 million and $3.5 million of stock-based compensation expense related to the ESPP, respectively.

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

	Year Ended December 31,
Valuation Assumption Inputs	2023	2022	2021
Expected term (in years)	0.5 - 1.5	0.5 - 2.0	0.6 - 2.1
Stock price volatility	47.4% - 77.3%	55.8% - 84.5%	47.7% - 58.5%
Risk-free interest rate	4.47% - 5.38%	1.54% - 4.62%	0.06% - 0.29%
Dividend yield	0.00%	0.00%	0.00%
Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock at the date of grant, have a 10-year contractual term, and vest over a four-year period.
Stock option activity during the year ended December 31, 2023 is as follows (in thousands, except per share data):

Share Information:	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2022	2,758	$9.06	7.3	$15,595
Stock options granted	—	$—
Stock options exercised	(360)	$0.25
Stock options cancelled / forfeited / expired	(3)	$0.16
Balance as of December 31, 2023	2,395	$10.39	7.0	$31,368
Options vested and expected to vest as of December 31, 2023	2,395	$10.39	7.0	$31,368
Options exercisable as of December 31, 2023	1,146	$6.89	5.2	$19,033
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $6.8 million, $5.9 million, and $14.0 million, respectively.
The weighted-average grant date fair value of stock options granted was $8.26 per share during the year ended December 31, 2022. There were no options granted during the years ended December 31, 2023 and 2021.
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

Year Ended December 31,
Valuation Assumption Inputs	2022
Expected term (in years)	6.1
Stock price volatility	65.0%
Risk-free interest rate	3.37%
Dividend yield	—%

Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and typically vest over a four-year period.
RSU activity, which includes PRSUs, during the year ended December 31, 2023 is as follows (in thousands, except per share data):

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, as of December 31, 2022	32,253	$18.86
Granted	9,583	$14.34
Vested (1)	(10,629)	$16.49
Forfeited	(4,452)	$17.32
Unvested, as of December 31, 2023	26,755	$18.44
(1)    During the year ended December 31, 2023 total shares that vested were 10.6 million, of which 4.0 million shares were withheld for tax purposes.

The total fair value of vested RSUs during the years ended December 31, 2023, 2022, and 2021 were $175.3 million, $235.0 million, and $51.3 million, respectively.
Performance-Based Awards
In May 2019, the Board approved a grant of 166,390 shares PRSUs to the Company’s CEO. The vesting of these PRSUs is contingent upon the satisfaction of certain milestones. The revenue-related milestone and the liquidity event condition were met prior to December 31, 2021 upon the completion of the IPO as described in Note 1 - Description of Business. Upon completion of the IPO, the time-based vesting was the only condition yet to be satisfied over the remaining requisite service period. All shares related to this grant were vested as of December 31, 2023.
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
For the years ended December 31, 2023, 2022 and 2021 the Company recognized $28.1 million, $27.6 million and $9.0 million of stock-based compensation expense associated with performance-based awards, respectively, which were primarily related to the CEO Performance Award.

Stock-Based Compensation
Total stock-based compensation expense recorded for the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Equity awards:
Cost of revenue	$6,774	$7,039	$5,604
Research and development (1)	37,524	36,413	45,162
Sales and marketing (2)	66,755	64,328	53,169
General and administrative (3)	99,654	99,916	69,508
Stock-based compensation, net of amounts capitalized	210,707	207,696	173,443
Capitalized stock-based compensation	1,758	1,665	585
Total stock-based compensation expense	$212,465	$209,361	$174,028
(1) Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2) Sales and marketing expense for the years ended December 31, 2023 and 2022 includes $9.6 million and $3.2 million, respectively, of stock-based compensation expense associated with RSU and options granted to the President in September 2022.
(3) General and administrative expense includes $55.9 million, $55.9 million and $19.1 million of stock-based compensation expense associated with RSUs and PRSUs primarily granted to the CEO in September 2021 for the years ended December 31, 2023, 2022 and 2021, respectively.

For the year ended December 31, 2021, stock-based compensation expense of $173.4 million included a cumulative charge associated with certain RSUs for which the service-based vesting condition was satisfied upon the completion of the IPO (liquidity event), as further described in Note 1—Description of Business.
As of December 31, 2023, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	December 31, 2023
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PSUs	$390,716	2.6
Stock options	10,010	2.7
ESPP	4,288	0.6
Total unrecognized stock-based compensation expense	$405,014
10. Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(137,436)	$(232,132)	$(191,995)
Accretion of redeemable convertible preferred stock	—	—	(2,646,662)
Net loss attributable to Class A and Class B common stockholders - basic and diluted	$(137,436)	$(232,132)	$(2,838,657)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	293,087	284,587	130,652
Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(0.47)	$(0.82)	$(21.73)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
RSUs and PRSUs	26,755	32,253	47,830
Stock options	2,395	2,758	1,348
ESPP	109	124	160
Total	29,259	35,135	49,338
11. Income Taxes
The Company’s net loss before provision for income taxes for the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(165,144)	$(252,261)	$(211,844)
Foreign	41,375	31,471	30,365
Total	$(123,769)	$(220,790)	$(181,479)
The components of the provision for income taxes for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Domestic	$2,810	$2,137	$2,876
Foreign	12,179	11,610	9,547
Deferred:
Domestic	—	—	—
Foreign	(1,322)	(2,405)	(1,907)
Total provision for income taxes	$13,667	$11,342	$10,516

The following is a reconciliation of the federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Federal income tax	21.0%	21.0%	21.0%
Stock-based compensation	(16.9)	(1.6)	2.1
Change in valuation allowance	(6.4)	(22.4)	(25.4)
Earnings from foreign subsidiaries	(1.8)	(1.2)	(0.5)
U.S. taxes on foreign operations	(4.8)	—	—
Other items	(2.1)	(0.9)	(3.0)
Total provision for income taxes	(11.0)%	(5.1)%	(5.8)%
The components of the Company’s net deferred tax assets as of December 31, 2023 and 2022, were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$81,373	$100,090
Foreign tax credit carryforwards	5,999	4,955
Capitalized R&E under IRC 174	65,478	36,970
Stock-based compensation	3,672	4,337
Accruals and Reserves	8,948	9,032
Depreciation and amortization	3,328	1,449
Allowance for uncollectible accounts	1,003	212
Operating lease liability	6,877	19,207
Total deferred tax assets	176,678	176,252
Less: valuation allowance	(154,788)	(146,134)
Deferred tax assets, net of valuation allowance	21,890	30,118
Deferred tax liabilities:
Commissions	(5,926)	(6,146)
Operating lease right-of-use assets	(5,951)	(15,283)
Net deferred tax assets	$10,013	$8,689
The Company regularly reviews its deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, the Company’s income tax provision would increase or decrease in the period in which the assessment is changed. The Company’s valuation allowance increased by $8.7 million and $56.2 million during the years ended December 31, 2023 and 2022, respectively.
The Tax Cuts and Jobs Act of 2017 (TCJA) made a significant change to Internal Revenue Code Section 174, which went into effect for taxable years beginning after December 31, 2021. The change requires Companies to capitalize specific research and experimental (“R&E”) expenditures and amortize over five years for U.S. incurred R&E or fifteen years for foreign incurred R&E beginning on January 1, 2022. This mandatory capitalization requirement does not have a material impact on the 2023 cash tax liabilities due to sufficient tax attributes.
The Company has not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because the Company intends to permanently reinvest such earnings outside the United States.

Net Operating Loss and Credit Carryforwards
As of December 31, 2023, the Company has U.S. federal net operating loss ("NOL") carryforwards of approximately $341.8 million. If not utilized, the federal NOL carryforwards will begin to expire in 2034. For the federal NOL carryforwards arising in tax years beginning after December 31, 2017, which represents the majority of the Company's federal NOL carryforwards, the Tax Act limits the Company's ability to utilize carryforwards to 80% of taxable income; however, these NOLs may be carried forward indefinitely. As of December 31, 2023, the NOL carryforwards for all the states in the United States is $147.2 million. If not utilized, the state NOL carryforwards will begin to expire in 2024.
As of December 31, 2023, the Company also has federal tax credits carryforwards of $6.0 million. If not utilized, the credits will begin to expire in 2027.
Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards before utilization. The Company continually monitors the impact to net operating losses of any ownership changes.
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
The Company recognizes financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has no likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2023 and 2022, the Company had gross unrecognized tax benefits of $5.6 million and $3.6 million, respectively, all of which would affect the effective tax rate, if recognized, after consideration of valuation allowance.
The following table presents a reconciliation of the beginning and ending amount of the unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Unrecognized gross tax benefits at the beginning of the period	$3,647	$2,227
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	(22)	(6)
Increases in current year unrecognized benefits	2,009	1,426
Unrecognized gross tax benefits at the end of the period	$5,634	$3,647
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. Accrued interest of $1.4 million and $0.8 million has been recorded as of December 31, 2023 and 2022, respectively.
The Company's major tax jurisdictions are India and the United States and also files income tax returns in various U.S. states and foreign jurisdictions. Carryover attributes beginning December 31, 2008, remain open to adjustment by the U.S. federal and state authorities. The U.S. federal, state, and foreign jurisdictions have statutes of limitations that generally range from three to five years. Due to the Company’s net losses, substantially all of its federal and state income tax returns are subject to examination since inception. As of December 31, 2023, the Company is currently under examination in India. The Company believes that it has provided adequate reserves for its income tax uncertainties in all open tax years. As the outcome of the Company's tax audits are resolved in a manner inconsistent with management's expectations, the Company could adjust its provision for income taxes in the future.

12. Geographic Information
Revenue by geographic location is determined based on the customers' billing address. The following table summarizes revenue by geographic region (in thousands):

	Year Ended December 31,
	2023	2022	2021
North America	$266,331	$216,112	$160,224
Europe, Middle East and Africa	229,983	193,899	152,542
Asia Pacific	83,109	74,948	49,933
Other	17,009	13,040	8,323
Total revenue	$596,432	$497,999	$371,022
Revenue from North America primarily includes revenue from the United States. For the years ended December 31, 2023, 2022 and 2021, revenue generated from the United States was $235.3 million, $192.2 million and $142.9 million, or 39%, 39% and 39% of total consolidated revenue, respectively. The United Kingdom, categorized within Europe, Middle East and Africa in the table above, contributed $75.1 million, $63.8 million and $52.9 million or 13%, 13% and 14% of total consolidated revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	December 31,
	2023	2022
North America	$22,635	$23,839
Europe, Middle East and Africa	2,244	4,039
Asia Pacific	30,617	29,285
Total long-lived assets	$55,496	$57,163
Long-lived assets in North America are primarily located in the United States, and long-lived assets in Asia Pacific are primarily located in India.
13. Subsequent Events
In February 2024, the Board of Directors approved the cancellation of the CEO Performance Award and the grant of an annual long term equity incentive award with a fair value of $19 million, both effective March 1, 2024. The annual long term equity incentive award will be comprised of 70% time-based RSUs and 30% performance-based RSUs. The performance-based RSUs will be earned based on the achievement of revenue and free cash flow targets for the 2024 financial year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.
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
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level, that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company's securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as set forth in the table below.

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Rathna Girish Mathrubootham	Chief Executive Officer and Chairman	Adoption	November 27, 2023	December 15, 2024	Up to 1,900,000 shares
Srinivasagopalan Ramamurthy	Chief Product Officer	Adoption(1)	November 30, 2023	October 1, 2024	Up to 650,000 shares(2)
(1) Plan adopted in accordance with Rule 10b5-1(c)(ii)(D)(2).
(2) The actual number of shares that will be sold under the Rule 10b5-1 trading plan will be reduced by the number of shares sold in accordance with an existing plan prior to its expiration on March 29, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph) is incorporated by reference to the information as set forth under the captions “Proposal 1 — Election of Directors,” “Information Regarding our Board of Directors and Corporate Governance,” and “Executive Officers” in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
We have adopted a code of business conduct and ethics that applies to, among others, our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our investor relations website at ir.freshworks.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the information as set forth under the captions “Executive Compensation,” “Director Compensation,” and “Information Regarding our Board of Directors and Corporate Governance” in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information as set forth under the caption “Transactions with Related Persons and Indemnification” in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information as set forth under the caption “Proposal 4 — Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
4.1	Form of Class A common stock certificate of Freshworks Inc.	S-1/A	333-259118	4.1	September 13, 2021
4.2	Seventh Amended and Restated Investors’ Rights Agreement by and among Freshworks Inc. and certain of its stockholders, dated December 16, 2019.	S-1	333-259118	4.2	August 27, 2021
4.3	Voting Agreement by and among Freshworks Inc. and certain of its stockholders, dated August 26, 2021.	S-1	333-259118	4.3	August 27, 2021
4.4	Description of Securities.	10-K	001-40806	4.4	February 23, 2022
10.1†	Freshworks Inc. 2011 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-259118	10.1	August 27, 2021
10.2†	Freshworks Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259118	10.2	September 13, 2021
10.3†	Freshworks Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259118	10.3	September 13, 2021
10.4†	Non-Employee Director Compensation Program.	10-Q	001-40806	10.1	May 4, 2023
10.5†	Amended and Restated Offer Letter by and between Freshworks Inc. and Rathna Girish Mathrubootham, dated August 25, 2021.	S-1	333-259118	10.6	August 27, 2021
10.6†	Amended and Restated Offer Letter by and between Freshworks Inc. and Tyler Sloat, dated August 25, 2021.	S-1	333-259118	10.7	August 27, 2021
10.7†	Amended and Restated Offer Letter by and between Freshworks Inc. and Stacey Epstein, dated August 25, 2021.	S-1	333-259118	10.9	August 27, 2021
10.8†	Amended and Restated Offer Letter by and between Freshworks Inc. and Srinivasagopalan Ramamurthy, dated August 25, 2021.	S-1	333-259118	10.10	August 27, 2021
10.9†	Amended and Restated Offer Letter by and between Freshworks Inc. and Mika Yamamoto, dated September 28, 2023.					X
10.10	Lease by and between Freshworks Inc. and Bay Meadows Station 2 Investors, LLC, dated September 20, 2018.	S-1	333-259118	10.11	August 27, 2021

10.11	Lease Deed by and between Registrant and Faery Estates Private Limited, dated December 20, 2018.	S-1	333-259118	10.12	August 27, 2021
10.12	Lease Deed by and between Registrant and Faery Estates Private Limited, dated December 27, 2018.	S-1	333-259118	10.13	August 27, 2021
10.13	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 20, 2019.	S-1	333-259118	10.14	August 27, 2021
10.14	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 20, 2019.	S-1	333-259118	10.15	August 27, 2021
10.15	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 31, 2019.	S-1	333-259118	10.16	August 27, 2021
10.16	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 31, 2019.	S-1	333-259118	10.17	August 27, 2021
10.17	Lease Deed by and between Registrant and Faery Estates Private Limited, dated November 29, 2019.	S-1	333-259118	10.18	August 27, 2021
10.18†	Form of Indemnification Agreement entered into by and between Freshworks Inc. and each director and executive officer.	S-1/A	333-259118	10.19	September 13, 2021
10.19†	2022 Inducement Plan and forms of agreements thereunder.	S-8	333-267201	4.2	August 31, 2022
10.20†	2022 Inducement Plan Form of Global RSU Grant Package.	S-8	333-267201	4.3	August 31, 2022
10.21†	2022 Inducement Plan Form of Global Stock Option Grant Package.	S-8	333-267201	4.4	August 31, 2022
10.22†	Offer Letter by and between Freshworks Inc. and Dennis Woodside dated August 15, 2022.	10-Q	001-40806	10.4	November 4, 2022
10.23†	Freshworks Inc. 2023 Cash Incentive Plan	10-K	001-40806	10.24	February 23, 2023
10.24	Lease Deed by and between Registrant and Airoli ITP Development Private Limited, dated December 14, 2022	10-K	001-40806	10.25	February 23, 2023
21.1	List of subsidiaries of Freshworks Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Section 302 Certification of Principal Executive Officer					X
31.2	Section 302 Certification of Principal Financial Officer					X
32.1#	Section 906 Certification of Principal Executive Officer					X
32.2#	Section 906 Certification of Principal Financial Officer					X
97	Freshworks Incentive Compensation Recoupment (Clawback) Policy					X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2024.

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

Signature	Title	Date

/s/ Rathna Girish Mathrubootham	Chief Executive Officer and Chairman (Principal Executive Officer)	February 16, 2024
Rathna Girish Mathrubootham

/s/ Tyler Sloat	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2024
Tyler Sloat

/s/ Roxanne S. Austin	Director	February 16, 2024
Roxanne S. Austin

/s/ Johanna Flower	Director	February 16, 2024
Johanna Flower

/s/ Sameer Gandhi	Director	February 16, 2024
Sameer Gandhi

/s/ Randy Gottfried	Director	February 16, 2024
Randy Gottfried

/s/ Zachary Nelson	Director	February 16, 2024
Zachary Nelson

/s/ Barry Padgett	Director	February 16, 2024
Barry Padgett

/s/ Frank Pelzer	Director	February 16, 2024
Frank Pelzer

/s/ Jennifer Taylor	Director	February 16, 2024
Jennifer Taylor

/s/ Dennis M. Woodside	Director	February 16, 2024
Dennis M. Woodside