Form 10-Q
period 2024-03-31
Freshworks Inc.
filed 2024-05-01
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(Address of principal executive offices and Zip Code)
(650) 513-0514
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	FRSH	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒
As of April 26, 2024, the number of shares of the registrant’s Class A common stock outstanding was 219,663,342 and the number of shares of the registrant’s Class B common stock outstanding was 79,156,708.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$468,017	$488,121
Marketable securities	739,309	699,506
Accounts receivable, net of allowance of $7,546 and $8,562	84,324	97,179
Deferred contract acquisition costs	23,297	22,908
Prepaid expenses and other current assets	52,162	47,832
Total current assets	1,367,109	1,355,546
Property and equipment, net	22,307	22,747
Operating lease right-of-use assets	30,500	32,749
Deferred contract acquisition costs, noncurrent	19,795	19,764
Goodwill	6,181	6,181
Deferred tax assets	9,508	10,013
Other assets	12,046	9,772
Total assets	$1,467,446	$1,456,772
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,517	$3,485
Accrued liabilities	58,164	56,608
Deferred revenue	275,907	266,399
Income tax payable	716	722
Total current liabilities	336,304	327,214
Operating lease liabilities, non-current	24,595	26,795
Other liabilities	28,416	30,501
Total liabilities	389,315	384,510
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized; 219,360,432 and 208,940,016 shares issued and outstanding	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized; 79,139,776 and 87,754,921 shares issued and outstanding	1	1
Additional paid-in capital	4,743,236	4,713,522
Accumulated other comprehensive loss	(1,274)	(754)
Accumulated deficit	(3,663,834)	(3,640,509)
Total stockholders' equity	1,078,131	1,072,262
Total liabilities and stockholders' equity	$1,467,446	$1,456,772
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$165,143	$137,692
Cost of revenue	25,890	25,236
Gross profit	139,253	112,456
Operating expense:
Research and development	34,684	32,857
Sales and marketing	94,642	86,810
General and administrative	42,094	40,896
Total operating expenses	171,420	160,563
Loss from operations	(32,167)	(48,107)
Interest and other income, net	12,795	9,479
Loss before income taxes	(19,372)	(38,628)
Provision for income taxes	3,953	4,036
Net loss	$(23,325)	$(42,664)
Net loss per share - basic and diluted	$(0.08)	$(0.15)
Weighted average shares used in computing net loss per share - basic and diluted	297,870	290,133
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(23,325)	$(42,664)
Other comprehensive income (loss):
Change in unrealized loss on marketable securities	(716)	2,922
Net change on cash flow hedges	196	(3)
Total other comprehensive income (loss)	(520)	2,919
Comprehensive loss	$(23,845)	$(39,745)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2023	296,695	$3	$4,713,522	$(754)	$(3,640,509)	$1,072,262
Issuance of common stock upon exercise of stock options	32	—	10	—	—	10
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,773	—	(22,706)	—	—	(22,706)
Stock-based compensation	—	—	52,410	—	—	52,410
Other comprehensive income	—	—	—	(520)	—	(520)
Net loss	—	—	—	—	(23,325)	(23,325)
Balances as of March 31, 2024	298,500	$3	$4,743,236	$(1,274)	$(3,663,834)	$1,078,131

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2022	289,093	$3	$4,562,319	$(7,431)	$(3,503,073)	$1,051,818
Issuance of common stock upon exercise of stock options	19	—	6	—	—	6
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,423	—	(12,845)	—	—	(12,845)
Stock-based compensation	—	—	51,208	—	—	51,208
Other comprehensive income	—	—	—	2,919	—	2,919
Net loss	—	—	—	—	(42,664)	(42,664)
Balances as of March 31, 2023	290,535	$3	$4,600,688	$(4,512)	$(3,545,737)	$1,050,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(23,325)	$(42,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,967	3,112
Amortization of deferred contract acquisition costs	6,652	5,617
Non-cash lease expense	1,980	1,850
Stock-based compensation	52,442	50,694
Discount amortization on marketable securities	(4,623)	(3,520)
Deferred income taxes	477	113
Other	(86)	70
Changes in operating assets and liabilities:
Accounts receivable	12,850	(2,490)
Deferred contract acquisition costs	(7,072)	(5,568)
Prepaid expenses and other assets	(6,609)	(7,248)
Accounts payable	(1,968)	(1,494)
Accrued and other liabilities	245	(392)
Deferred revenue	9,508	14,924
Operating lease liabilities	(2,819)	(1,500)
Net cash provided by operating activities	40,619	11,504
Cash Flows from Investing Activities:
Purchases of property and equipment	(739)	(383)
Proceeds from sale of property and equipment	41	24
Capitalized internal-use software	(1,207)	(2,025)
Purchases of marketable securities	(218,881)	(217,754)
Maturities and redemptions of marketable securities	183,015	261,474
Net cash provided by (used in) investing activities	(37,771)	41,336
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	10	6
Payment of withholding taxes on net share settlement of equity awards	(22,964)	(12,434)
Net cash used in financing activities	(22,954)	(12,428)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,106)	40,412
Cash, cash equivalents and restricted cash, beginning of period	488,216	304,158
Cash, cash equivalents and restricted cash, end of period	$468,110	$344,570

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$468,017	$344,487
Restricted cash included in prepaid expenses and other current assets	—	3
Restricted cash included in other assets	93	80
Total cash, cash equivalents and restricted cash	$468,110	$344,570

Supplemental cash flow information:
Cash paid for taxes	$1,662	$2,158
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$311	$—
Stock-based compensation capitalized as internal-use software	$374	$514
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Freshworks Inc. (Freshworks, or the Company) is a software development company that provides software-as-a-service (SaaS) products that deliver modern and innovative AI-guided customer and employee service solutions that enable companies of all sizes to drive delightful engagement and increase productivity. The Company was incorporated in Delaware in 2010 and is headquartered in San Mateo, California.
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
Unaudited Interim Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations, of comprehensive loss, of cash flows, and of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and its results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 16, 2024.
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
•fair value of share-based awards; and
•incremental borrowing rate used for operating leases.
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
There were no customers that individually exceeded 10% of the Company’s revenue for the three months ended March 31, 2024 and 2023 or that represented 10% or more of the Company’s consolidated accounts receivable balance as of March 31, 2024.
The Company primarily relies upon its third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact the Company's operations and its business could be adversely impacted.
Significant Accounting Policies
The Company's significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three months ended March 31, 2024.
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
Disaggregation of Revenue
The following table summarizes revenue by the Company’s service offerings (in thousands):

	Three Months Ended March 31,
	2024	2023
Subscription services	$162,569	$134,023
Professional services	2,574	3,669
Total revenue	$165,143	$137,692
See Note 11 for revenue by geographic location.

Deferred Revenue and Remaining Performance Obligations
Deferred revenue consists of customer billings in advance of revenue being recognized from the Company’s subscription and professional services arrangements.
Revenue recognized during the three months ended March 31, 2024 and 2023 from amounts included in deferred revenue at the beginning of these periods was $121.9 million and $93.7 million, respectively.
The aggregate balance of remaining performance obligations as of March 31, 2024 was $435.4 million. The Company expects to recognize $324.5 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$42,672	$39,675
Add: Contract costs capitalized during the period	7,072	5,568
Less: Amortization of contract costs during the period	(6,652)	(5,617)
Balance at end of the period	$43,092	$39,626

3. Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$134,852	$—	$—	$134,852
U.S. treasury securities	211,476	—	(6)	211,470
U.S. government agency securities	997	—	—	997
Corporate debt securities	41,811	—	—	41,811
Total cash equivalents	389,136	—	(6)	389,130
Debt securities:
U.S. treasury securities	292,446	67	(312)	292,201
U.S. government agency securities	334,264	56	(759)	333,561
Corporate debt securities	63,865	23	(111)	63,777
Certificates of deposit	49,770	—	—	49,770
Total debt securities	740,345	146	(1,182)	739,309
Total cash equivalents and debt securities	$1,129,481	$146	$(1,188)	$1,128,439

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$77,832	$—	$—	$77,832
U.S. treasury securities	239,727	22	—	239,749
U.S. government agency securities	8,388	1	—	8,389
Corporate debt securities	36,905	—	—	36,905
Total cash equivalents	362,852	23	—	362,875
Debt securities:
U.S. treasury securities	264,554	339	(398)	264,495
U.S. government agency securities	366,946	571	(824)	366,693
Corporate debt securities	66,777	72	(109)	66,740
Total debt securities	698,277	982	(1,331)	697,928
Total cash equivalents and debt securities	$1,061,129	$1,005	$(1,331)	$1,060,803
The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$212,189	$(283)	$14,958	$(29)	$227,147	$(312)
U.S. government agency securities	216,579	(546)	62,696	(213)	279,275	(759)
Corporate debt securities	22,612	(92)	6,946	(19)	29,558	(111)
Total	$451,380	$(921)	$84,600	$(261)	$535,980	$(1,182)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$60,869	$(159)	$42,667	$(239)	$103,536	$(398)
U.S. government agency securities	145,594	(364)	80,455	(460)	226,049	(824)
Corporate debt securities	14,749	(59)	12,934	(50)	27,683	(109)
Total	$221,212	$(582)	$136,056	$(749)	$357,268	$(1,331)

The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
Due within one year	$584,728	$583,797
Due after one year but within five years	155,617	155,512
Total	$740,345	$739,309
Accrued interest receivable of $3.9 million and $4.4 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of March 31, 2024, we did not have any term bond mutual funds. As of December 31, 2023, the fair value of the term bond mutual funds was $1.6 million. The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the condensed consolidated statements of operations. The realized and unrealized gains recognized in the condensed consolidated statements of operations were not material during the three months ended March 31, 2024 and 2023.
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
The Company did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$134,852	$—	$134,852
U.S. treasury securities	211,470	—	211,470
U.S. government agency securities	—	997	997
Corporate debt securities	—	41,811	41,811
Marketable securities:
U.S. treasury securities	292,201	—	292,201
U.S. government agency securities	—	333,561	333,561
Corporate debt securities	—	63,777	63,777
Certificates of deposit	—	49,770	49,770
Total financial assets	$638,523	$489,916	$1,128,439

	December 31, 2023
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$77,832	$—	$77,832
U.S. treasury securities	239,749	—	239,749
U.S. government agency securities	—	8,389	8,389
Corporate debt securities	—	36,905	36,905
Marketable securities:
U.S. treasury securities	264,495	—	264,495
U.S. government agency securities	—	366,693	366,693
Corporate debt securities	—	66,740	66,740
Term bond mutual funds	—	1,578	1,578
Total financial assets	$582,076	$480,305	$1,062,381
The fair value of derivative assets and liabilities as of March 31, 2024, and all related unrealized and realized gains and losses during the three months ended March 31, 2024, were not material. As of March 31, 2024, the total notional amount of outstanding designated foreign currency forward contracts was $58.9 million.

5. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Computers	$17,328	$17,188
Capitalized internal-use software	29,840	28,259
Office equipment	4,547	4,357
Furniture and fixtures	9,102	8,886
Motor vehicles	749	808
Leasehold improvements	6,430	5,768
Construction in progress	38	751
Total property and equipment	68,034	66,017
Less: accumulated depreciation and amortization	(45,727)	(43,270)
Property and equipment, net	$22,307	$22,747
The following table summarizes depreciation expense and internal-use software capitalization and amortization for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Capitalization of costs associated with internal-use software	1,581	2,540
Amortization expense of capitalized internal-use software	1,363	1,112
Depreciation expense	1,604	1,743
As of March 31, 2024 and December 31, 2023, the net carrying value of capitalized internal-use software was $14.3 million and $14.1 million, respectively
Accrued Liabilities
The following table summarizes accrued liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$16,762	$20,976
Accrued reseller commissions	10,184	9,641
Accrued advertising and marketing expenses	3,250	2,095
Advanced payments from customers	4,936	4,265
Accrued taxes	12,088	10,964
Operating lease liabilities, current	1,740	2,699
Contributions withheld for employee stock purchase plan	3,176	1,298
Other accrued expenses	6,028	4,670
Total accrued liabilities	$58,164	$56,608
Noncurrent liabilities include $20.1 million and $22.7 million of long term accrued compensation as of March 31, 2024 and December 31, 2023, respectively.

6. Leases
The Company has operating leases primarily for office space. The leases have remaining lease terms of one to eight years, some of which include options to extend the lease for up to an additional six years. The Company's leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three Months Ended March 31,
	2024	2023
Operating lease cost	$2,731	$2,494
Short-term lease cost	101	174
Variable lease cost	911	785
The weighted-average remaining term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (in years)	5.2	4.6
Weighted-average discount rate	9.5%	7.8%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Three Months Ended March 31,
Supplemental Cash Flow Information:	2024	2023
Cash payments included in the measurement of operating lease liabilities	$3,503	$2,326
Operating right-of-use ("ROU") assets obtained in exchange for lease obligations	311	—
As of March 31, 2024, maturities of the operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2024	$1,277
2025	9,712
2026	6,863
2027	5,658
2028	4,954
Thereafter	7,201
Total lease payments	35,665
Less: imputed interest	(9,330)
Present value of operating lease liabilities	$26,335
As of March 31, 2024, there were no material future payments related to signed leases that have not yet commenced.

7. Commitments and Contingencies
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. As of March 31, 2024, other contractual commitments totaling $313.9 million remain outstanding under these agreements through 2028.
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
Shares of common stock outstanding and reserved for future issuance were as follows (in thousands):

March 31, 2024
2011 Stock Plan:
Options, RSUs and PRSUs outstanding	5,216
2021 Equity Incentive Plan:
Options and RSUs outstanding (1)	15,129
Shares reserved for future award issuances	84,184
2022 Inducement Plan:
Options and RSUs outstanding	3,237
Shares reserved for future award issuances	6,425
2021 Employee Stock Purchase Plan
Shares reserved for future award issuances	13,484
Total shares of common stock outstanding and reserved for issuance	127,675
(1)Outstanding shares include the Executive PRSUs and 2024 CEO Award, as discussed below, based on 100% achievement of target performance.

2021 Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of the Company’s common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on May 15 and November 15 of each year. During the three months ended March 31, 2024 and March 31, 2023, the Company did not issue any shares under the ESPP.
The ESPP also includes a reset provision for the purchase price if the fair market value of a share of the Company's common stock on the first day of any purchase period is less than or equal to the fair market value of a share of the Company's common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. The reset provision under the ESPP was triggered on May 16, 2022, and again on November 16, 2022. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. The previous modifications did not have a material effect on the Company's stock-based compensation expense during the three months ended March 31, 2024 and March 31, 2023.
Stock-based compensation expense related to ESPP was $1.2 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.

Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock on the date of grant, have a 10-year contractual term, and vest over a four-year period.

Share Information:	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of December 31, 2023	2,395	$10.39	7.0	$31,368
Stock options exercised	(32)	$0.31
Stock options cancelled / forfeited / expired	—	$—
Balance as of March 31, 2024	2,363	$10.53	6.8	$18,147
Options vested and expected to vest as of March 31, 2024	2,363	$10.53	6.8	$18,147
Options exercisable as of March 31, 2024	1,228	$7.68	5.4	$12,926
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and typically vest over a four-year period.
RSU activity, which includes PRSUs, during the three months ended March 31, 2024 was as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested, as of December 31, 2023	26,755	$18.44
Granted (1)	4,567	$30.14
Vested (2)	(2,801)	$16.09
Forfeited/Cancelled (3)	(7,302)	$20.79
Unvested, as of March 31, 2024	21,219	$20.45
(1) During the three months ended March 31, 2024, shares granted includes 0.9 million shares granted to the CEO as long-term equity incentive award accounted for as a modification with a weighted average grant date fair value of $69.78 per share. Refer to the CEO Awards discussion below.
(2) During the three months ended March 31, 2024, total shares that vested were 2.8 million, of which 1.0 million were withheld for tax purposes.
(3) Shares forfeited includes the cancellation of the CEO Performance Award consisting of 6,000,000 PRSUs discussed in the CEO Awards section below.

The total fair value of vested RSUs during the three months ended March 31, 2024 and 2023 was $45.1 million and $39.0 million, respectively.
Performance-Based Awards
CEO Awards
In September 2021, the Board approved a grant of 6,000,000 PRSUs to the Company's CEO with a time-based service condition beginning January 1, 2022, and a market condition involving five separate stock price hurdles ranging from $70.00 to $200.00 per share for each of the five vesting tranches (CEO Performance Award). The

CEO Performance Award had a total grant date fair value of $131.0 million. During the three months ended March 31, 2024 and 2023, the Company recognized $4.6 million and $6.9 million of stock-based compensation expense related to this CEO Performance Award.
As a result of macroeconomic conditions outside the control of the Company’s leadership team, the five separate stock price hurdles were considered by the Board to be too high for the CEO Performance Award to have the retention value expected at the time the award was granted. In February 2024, the Board approved the cancellation of the CEO Performance Award and the grant of a 2024 CEO Award with a fair value of $19 million, both effective March 1, 2024.
The Company accounted for the 2024 CEO Award as a modification. There were no incremental costs recognized as a result of the modification and the remaining unrecognized stock-based compensation expense from the CEO Performance Award of $61.9 million will be recognized over the vesting period of the new 2024 CEO Award. The 2024 CEO Award comprised of 70% time-based RSUs that vest quarterly over four years and 30% PRSUs with the same terms as the Executive PRSUs discussed below. For the three months ended March 31, 2024, the Company recognized $1.9 million of stock-based compensation expense related to the 2024 CEO Award.
Executive PRSUs
In February 2024, the Board approved PRSUs to be granted to certain members of the executive team (Executive PRSUs), subject to service and performance-based vesting conditions. The performance-based vesting conditions include revenue and free cash flow targets over the performance period from January 1 to December 31, 2024, and vest over 3 years from the grant date. 70% and 30% of each Executive PRSU award will be earned based on the Company’s achievement of revenue and free cash flow targets, respectively. The performance targets allow the Company's executives to earn up to a maximum of 177.5% of target performance in the aggregate for significant outperformance.
The fair value of each PRSU is based on the fair value of the Company's common stock on the date of grant. Stock-based compensation associated with these Executive PRSUs is recognized using the accelerated attribution method over the requisite service period, based on the Company's periodic assessment of the probability that the performance will be achieved. For the three months ended March 31, 2024, the Company recognized $0.6 million of stock-based compensation expense related to the Executive PRSUs.
Stock-Based Compensation
Total stock-based compensation expense recorded for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,521	$1,696
Research and development(1)	8,666	8,979
Sales and marketing	17,301	15,756
General and administrative(2)	24,954	24,263
Stock-based compensation, net of amounts capitalized	52,442	50,694
Capitalized stock-based compensation	374	514
Total stock-based compensation expense	$52,816	$51,208
(1)     Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2)    General and administrative expense includes $13.5 million and $13.8 million of stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively, associated with RSUs and PRSUs granted to our CEO.

As of March 31, 2024, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	March 31, 2024
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$427,899	2.4
Stock options	9,076	2.4
ESPP	2,759	0.5
Total unrecognized stock-based compensation expense	$439,734
9. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding shares of common stock. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its stock options and RSUs as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023, as their effect was antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(23,325)	$(42,664)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	297,870	290,133

Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(0.08)	$(0.15)

The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
RSUs and PRSUs	21,219	30,700
Stock options	2,363	2,736
ESPP	268	294
Total	23,850	33,730
10. Income Taxes
The Company's quarterly tax provision and estimates of its annual effective tax rate are estimates due to several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, discrete items (such as windfalls or shortfalls from stock-based compensation) in the period offset with our valuation allowance. The provision for income taxes was $4.0 million each for the three months ended March 31, 2024 and 2023 as profits before tax for foreign jurisdictions remained relatively flat for the three months ended March 31, 2024 and 2023.
11. Geographic Information
Revenue by geographic location is determined based on the customers' billing address. The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended March 31,
	2024	2023
North America	$74,030	$61,067
Europe, Middle East and Africa	64,107	52,866
Asia Pacific	22,063	20,025
Other	4,943	3,734
Total revenue	$165,143	$137,692
Revenue from North America consists primarily of revenue from the United States. For the three months ended March 31, 2024 and 2023, revenue generated from the United States was $65.9 million and $53.9 million, or approximately 40% and 39% of total consolidated revenue, respectively. The United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $21.2 million and $17.1 million, or approximately 13% and 12% of total consolidated revenue for the three months ended March 31, 2024 and 2023, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	March 31, 2024	December 31, 2023
North America	$21,334	$22,635
Europe, Middle East and Africa	2,122	2,244
Asia Pacific	29,351	30,617
Total long-lived assets	$52,807	$55,496
Long-lived assets in North America are primarily located in the United States, and long-lived assets in Asia Pacific are primarily located in India.

12. Subsequent Event
On April 30, 2024, the Company entered into a definitive agreement to acquire all outstanding shares of D42 Parent, Inc. ("Device42"), an IT asset management company, for $230 million, on a cash-free, debt-free basis, subject to customary purchase price adjustments. The acquisition will further strengthen the Company’s IT solutions for midmarket and enterprise companies and is subject to regulatory approvals and other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2023 included in the Annual Report on Form 10-K. As described in the section titled "Special Note About Forward-Looking Statements," the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.”
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
Our customer base and operations have scaled over time. Our total revenue was $165.1 million and $137.7 million in the three months ended March 31, 2024 and 2023, respectively, representing year-over-year growth of 20%. We incurred operating losses of $32.2 million and $48.1 million for three months ended March 31, 2024 and 2023, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, and geopolitical developments have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth historically and volatility in the foreign currency market may still exist. Compared to the first quarter of 2023, the United States Dollar weakened against the Euro and British Pound which contributed to positive impacts in our results of operations during the current quarter. For the quarters ended March 31, 2024, December 31, 2023 and March 31, 2023, we had approximately 28%, 27% and 26%, respectively, of revenue exposure related to the Euro and British Pound. If adverse conditions arise, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
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

	March 31,
	2024	2023	% Growth
Number of customers contributing more than $5,000 in ARR	20,549	18,441	11%
ARR from customers contributing more than $5,000 in ARR as a percentage of total ARR	89%	87%
Net dollar retention rate	106%	107%
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
We define ARR as the sum total of subscription revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 16% and 19% of ARR as of March 31, 2024 and 2023, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention rate.
Our net dollar retention rate was 106% as of March 31, 2024, which was a decrease from 107% as of March 31, 2023 primarily due to lower expansion within existing customers driven by macroeconomic pressures. We expect our net dollar retention rate could fluctuate in future periods due to a number of factors, including, but not limited to, difficult macroeconomic conditions, our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (GAAP), we believe the following non-GAAP financial measures are useful in evaluating our operating performance: non-GAAP income from operations, non-GAAP net income, and free cash flow. We use these non-GAAP financial measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe these non-GAAP financial measures may be helpful to investors because they provide consistency and comparability with past financial performance.
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
Non-GAAP Income From Operations and Non-GAAP Net Income
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, and amortization of acquired intangibles.
We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions and amortization of acquired intangibles, net of their related tax effects.
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP income from operations and our GAAP net loss to our non-GAAP net income for each of the periods presented (in thousands):

Non-GAAP Income from Operations

	Three Months Ended March 31,
	2024	2023
Loss from operations	$(32,167)	$(48,107)
Non-GAAP adjustments:
Stock-based compensation expense	52,442	50,694
Employer payroll taxes on employee stock transactions	1,481	1,041
Amortization of acquired intangibles	—	257
Non-GAAP income from operations	$21,756	$3,885

Non-GAAP Net Income

	Three Months Ended March 31,
	2024	2023
Net loss	$(23,325)	$(42,664)
Non-GAAP adjustments:
Stock-based compensation expense	52,442	50,694
Employer payroll taxes on employee stock transactions	1,481	1,041
Amortization of acquired intangibles	—	257
Income tax adjustments	349	653
Non-GAAP net income	$30,947	$9,981
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$40,619	$11,504
Less:
Purchases of property and equipment	(739)	(383)
Capitalized internal-use software	(1,207)	(2,025)
Free cash flow	$38,673	$9,096
Net cash provided by (used in) investing activities	$(37,771)	$41,336
Net cash used in financing activities	$(22,954)	$(12,428)

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
We expect to continue to make significant investments as we expand our customer acquisition, retention efforts and marketing events and associated business travel. As a result, we expect that our sales and marketing expenses will continue to increase in dollar amount for the foreseeable future, however, we expect it to decline as a percentage of revenue over the longer term. This percentage may fluctuate from period to period depending upon the timing and amount of these expenses.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$165,143	$137,692
Cost of revenue(1)	25,890	25,236
Gross profit	139,253	112,456
Operating expenses:
Research and development(1)	34,684	32,857
Sales and marketing(1)	94,642	86,810
General and administrative(1)	42,094	40,896
Total operating expenses	171,420	160,563
Loss from operations	(32,167)	(48,107)
Interest and other income, net	12,795	9,479
Loss before income taxes	(19,372)	(38,628)
Provision for income taxes	3,953	4,036
Net loss	$(23,325)	$(42,664)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,521	$1,696
Research and development(1)	8,666	8,979
Sales and marketing	17,301	15,756
General and administrative(2)	24,954	24,263
Total stock-based compensation expense	$52,442	$50,694
(1)    Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2) General and administrative expense includes $13.5 million and $13.8 million of stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively, associated with RSUs and PRSUs granted to our CEO.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	16	18
Gross profit	84	82
Operating expense:
Research and development	21	24
Sales and marketing	57	63
General administrative	25	30
Total operating expenses	103	117
Loss from operations	(19)	(35)
Interest and other income, net	8	7
Loss before income taxes	(11)	(28)
Provision for income taxes	2	3
Net loss	(13)%	(31)%
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Subscription services	$162,569	$134,023	$28,546	21%
Professional services	2,574	3,669	(1,095)	(30)%
Total revenue	$165,143	$137,692	$27,451	20%
Revenue increased by $27.5 million, or 20%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Of the total increase in revenue, approximately $12.5 million was attributable to revenue from existing customers as of March 31, 2023, net of contraction and churn, and approximately $15.0 million was attributable to revenue from new customers acquired during the twelve months ended March 31, 2024, net of contraction and churn. Our net dollar retention rate of 106% as of March 31, 2024 reflects the expansion within existing customers and the sale of additional products to these customers. Our net dollar retention rate decreased from 107% as of March 31, 2023 primarily due to relatively lower expansion within existing customers driven by macroeconomic pressures. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$25,890	$25,236	$654	3%
Gross Margin	84%	82%
Cost of revenue increased by $0.7 million, or 3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was primarily due to increases of $0.9 million in software license fees, $0.6 million in third-party hosting costs, partially offset by a decrease of $0.9 million in personnel-related costs. Our gross margin increased to 84% for the three months ended March 31, 2024 from 82% in the same period of the prior year, as we increased our revenue and continue to realize benefits from economies of scale primarily related to our third-party hosting costs.
Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$34,684	$32,857	$1,827	6%
Sales and marketing	94,642	86,810	7,832	9%
General and administrative	42,094	40,896	1,198	3%
Total operating expenses	$171,420	$160,563	$10,857	7%
The $10.9 million, or 7%, increase in our operating expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily driven by increases in personnel-related costs due to annual compensation adjustments and stock-based compensation expense, advertisement, branding, travel and event costs, and professional services fees.
Research and Development
Research and development expense increased by $1.8 million, or 6% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was primarily driven by decreases of $0.8 million in salary cost capitalization towards internal-use software, and increases of $0.5 million in professional service and subscription costs and $0.3 million in travel related expenses.
Sales and Marketing
Sales and marketing expense increased by $7.8 million, or 9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was primarily driven by increases of $3.4 million in advertisement, branding, travel and event costs, $1.5 million in stock-based compensation expense, $0.9 million in professional services fees, $0.9 million in reseller commissions, and $0.6 million in personnel related costs.
General and Administrative
General and administrative expense increased by $1.2 million, or 3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was primarily driven by increases of $0.7 million in stock-based compensation expense, $0.6 million in local and regulatory taxes, partially offset by a decrease of $0.5 million in directors and officers' insurance.
Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$13,907	$9,270	$4,637	50%
Other income (expense), net	(1,112)	209	(1,321)	(632)%
Interest and other income (expense), net	$12,795	$9,479	$3,316	35%
Interest income increased $4.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to interest income earned on higher balances maintained in our marketable securities portfolio and increases in average interest rates.

Other income (expense), net decreased by $1.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an unfavorable foreign exchange movement in the U.S. dollar.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$3,953	$4,036	$(83)	(2)%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. The provision for income taxes was $4.0 million each for the three months ended March 31, 2024 and 2023 as profits before tax for foreign jurisdictions remained relatively flat for the three months ended March 31, 2024 and 2023.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $468.0 million and marketable securities of $739.3 million. Our marketable securities consist primarily of U.S. treasury securities, U.S. government agency securities, corporate debt securities, and certificates of deposit.
Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors and through our IPO in September 2021. As of March 31, 2024, we had an accumulated deficit of $3.7 billion. Our operating activities resulted in cash inflows of $40.6 million for the three months ended March 31, 2024.
Our other material cash requirements are related to the settlement of future contractual obligations associated with operating leases and other service subscription agreements (as described in Contractual Obligations and Commitments below). On April 30, 2024, we also entered into a definitive agreement to acquire all outstanding shares of Device42, an IT asset management company, for $230 million. See Note 12—Subsequent Event to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$40,619	$11,504
Net cash provided by (used in) investing activities	(37,771)	41,336
Net cash used in financing activities	(22,954)	(12,428)
Cash Flows from Operating Activities
Net cash provided by operating activities of $40.6 million for the three months ended March 31, 2024 reflects our net loss of $23.3 million, adjusted for non-cash items such as stock-based compensation of $52.4 million, amortization of deferred contract acquisition costs of $6.7 million, net cash inflows of $4.1 million from changes in operating assets and liabilities, depreciation and amortization of $3.0 million, and non-cash lease expense of $2.0 million; offset by $4.6 million from discount amortization of marketable securities. The net cash inflows from changes in operating assets and liabilities were due to a decrease in operating assets of $12.9 million in accounts receivable; offset by increases in operating assets of $7.1 million in deferred contract acquisition costs and $6.6 million in prepaid expenses and other assets; and an increase in operating liabilities of $9.5 million in deferred revenue; offset by decreases in operating lease liabilities of $2.8 million and $2.0 million in accounts payable.
Net cash used in operating activities of $11.5 million for the three months ended March 31, 2023 reflects our net loss of $42.7 million, adjusted for non-cash items such as stock-based compensation of $50.7 million, amortization of deferred contract acquisition costs of $5.6 million, depreciation and amortization of $3.1 million, non-cash lease expense of $1.9 million; offset by $3.5 million from discount amortization of marketable securities and net cash outflows of $3.8 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were due to increases in operating assets of $5.6 million in deferred contract acquisition costs, $7.2 million in prepaid expenses and other assets, $2.5 million in accounts receivable, and a decrease in operating liabilities of lease liabilities of $1.5 million; $1.5 million in accounts payable and $0.4 million in accrued and other liabilities; offset by increases in operating liabilities of $14.9 million in deferred revenue.
Cash Flows from Investing Activities
Net cash used in investing activities of $37.8 million for the three months ended March 31, 2024 consisted of $35.9 million in purchases of marketable securities, net of maturities and sales, $1.2 million in capitalized internal-use software, and $0.7 million in purchases of property and equipment.
Net cash provided by investing activities of $41.3 million for the three months ended March 31, 2023 consisted of $43.7 million in proceeds from maturities and sales, net of purchases of marketable securities; offset by $0.4 million in purchases of property and equipment, and $2.0 million in capitalized internal-use software.
Cash Flows from Financing Activities
Net cash used in financing activities of $23.0 million and $12.4 million for the three months ended March 31, 2024 and 2023 consisted primarily of payment of withholding taxes on net share settlement of equity awards.
Remaining Performance Obligations on Customer Contracts
We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms, and most of our multi-year contracts are invoiced annually. As of March 31, 2024, remaining performance obligations totaled $435.4 million, which comprised $275.9 million of deferred revenue and $159.5 million of unbilled revenue.
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
As of March 31, 2024, our estimated future contractual obligations totaled $340.2 million, of which $26.3 million and $313.9 million were operating lease commitments and other contractual obligations, respectively. See Note 6—Leases and Note 7—Commitments and Contingencies in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2024 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 16, 2024.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our condensed consolidated statements of operations. Our condensed consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian Rupee, British Pound and Euro, and may be adversely affected in the future due to changes in foreign exchange rates. Based on a sensitivity analysis we have performed as of March 31, 2024, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would not have a material effect on our financial statements.
To reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian Rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of March 31, 2024, the total notional amount of outstanding designated foreign currency forward contracts was $58.9 million. The fair value of derivative assets and liabilities as of March 31, 2024, and all related unrealized and realized gains and losses during the three months ended March 31, 2024 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, and corporate bonds. We had cash and cash equivalents of $468.0 million and marketable securities of $739.3 million as of March 31, 2024. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of March 31, 2024, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash, cash equivalents and marketable securities.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required to be set forth under this Item 1 is incorporated by reference to Note 7. Commitments and Contingencies — Litigation and Loss Contingencies in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described under the section "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 16, 2024 as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. These identified risks and uncertainties may have a material adverse effect on our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also become important factors that affect our business. There have been no material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company's securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as set forth in the table below.

Name	Title	Action	Adoption Date	Expiration Date	Total number of securities to be sold
Roxanne Austin	Lead Independent Director	Adoption	March 11, 2024	May 30, 2025	Up to 100,631 shares
Johanna Flower	Director	Adoption(1)	March 13, 2024	April 18, 2025	Up to 28,000 shares
Zachary Nelson	Director	Adoption	February 10, 2024	June 30, 2025	Up to 162,293 shares
Jennifer Taylor	Director	Adoption(1)	February 28, 2024	June 30, 2025	Up to 56,250 shares
(1) Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
10.1†	Freshworks Inc. 2024 Cash Incentive Plan					X
10.2†	Amended and Restated Non-Employee Director Compensation Program					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Freshworks Inc.

Date:	May 1, 2024	By:	/s/ Rathna Girish Mathrubootham
Rathna Girish Mathrubootham
Chief Executive Officer and Chairman (Principal Executive Officer)

Date:	May 1, 2024	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)