Form 10-Q
period 2024-09-30
Freshworks Inc.
filed 2024-11-06
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒
As of November 1, 2024, the number of shares of the registrant’s Class A common stock outstanding was 232,984,740 and the number of shares of the registrant’s Class B common stock outstanding was 69,869,756.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$391,101	$488,121
Marketable securities	663,883	699,506
Accounts receivable, net of allowance of $7,530 and $8,562	99,169	97,179
Deferred contract acquisition costs	25,056	22,908
Prepaid expenses and other current assets	53,575	47,832
Total current assets	1,232,784	1,355,546
Property and equipment, net	26,150	22,747
Operating lease right-of-use assets	29,862	32,749
Deferred contract acquisition costs, noncurrent	21,654	19,764
Intangible assets, net	94,432	—
Goodwill	147,014	6,181
Deferred tax assets	9,527	10,013
Other assets	13,761	9,772
Total assets	$1,575,184	$1,456,772
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,956	$3,485
Accrued liabilities	73,733	56,608
Deferred revenue	296,089	266,399
Income tax payable	1,152	722
Total current liabilities	377,930	327,214
Operating lease liabilities, non-current	25,531	26,795
Other liabilities	36,697	30,501
Total liabilities	440,158	384,510
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized; 232,730,114 and 208,940,016 shares issued and outstanding	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized; 69,847,416 and 87,754,921 shares issued and outstanding	1	1
Additional paid-in capital	4,847,178	4,713,522
Accumulated other comprehensive income (loss)	1,822	(754)
Accumulated deficit	(3,713,977)	(3,640,509)
Total stockholders' equity	1,135,026	1,072,262
Total liabilities and stockholders' equity	$1,575,184	$1,456,772
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$186,575	$153,550	$525,849	$436,321
Cost of revenue	29,806	26,263	83,871	76,360
Gross profit	156,769	127,287	441,978	359,961
Operating expense:
Research and development	47,885	34,885	123,562	101,922
Sales and marketing	101,253	90,673	300,143	265,458
General and administrative	46,495	40,464	133,091	122,712
Total operating expenses	195,633	166,022	556,796	490,092
Loss from operations	(38,864)	(38,735)	(114,818)	(130,131)
Interest and other income, net	13,929	10,993	39,971	31,688
Loss before income taxes	(24,935)	(27,742)	(74,847)	(98,443)
Provision for (benefit from) income taxes	5,024	3,291	(1,379)	10,912
Net loss	$(29,959)	$(31,033)	$(73,468)	$(109,355)
Net loss per share - basic and diluted	$(0.10)	$(0.11)	$(0.24)	$(0.37)
Weighted average shares used in computing net loss per share - basic and diluted	302,096	294,146	299,931	292,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(29,959)	$(31,033)	$(73,468)	$(109,355)
Other comprehensive income:
Available-for-sale securities:
Change in unrealized loss on marketable securities	3,139	1,483	2,541	3,169
Net change on cash flow hedges	(288)	(734)	35	(630)
Total other comprehensive income	2,851	749	2,576	$2,539
Comprehensive loss	$(27,108)	$(30,284)	$(70,892)	$(106,816)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of June 30, 2024	300,961	$3	$4,800,143	$(1,029)	$(3,684,018)	$1,115,099
Issuance of common stock upon exercise of stock options	12	—	3	—	—	3
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,605	—	(11,540)	—	—	(11,540)
Stock-based compensation	—	—	58,572	—	—	58,572
Other comprehensive income	—	—	—	2,851	—	2,851
Net loss	—	—	—	—	(29,959)	(29,959)
Balances as of September 30, 2024	302,578	$3	$4,847,178	$1,822	$(3,713,977)	$1,135,026

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of June 30, 2023	292,839	$3	$4,644,686	$(5,641)	$(3,581,395)	$1,057,653
Issuance of common stock upon exercise of stock options	61	—	16	—	—	16
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,961	—	(24,510)	—	—	(24,510)
Stock-based compensation	—	—	55,609	—	—	55,609
Other comprehensive income	—	—	—	749	—	749
Net loss	—	—	—	—	(31,033)	(31,033)
Balances as of September 30, 2023	294,861	$3	$4,675,801	$(4,892)	$(3,612,428)	$1,058,484

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2023	296,695	$3	$4,713,522	$(754)	$(3,640,509)	$1,072,262
Issuance of common stock upon exercise of stock options	133	—	39	—	—	39
Issuance of common stock and options in connection with acquisition	687	—	12,874	—	—	12,874
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	4,755	—	(48,897)	—	—	(48,897)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	308	—	3,630	—	—	3,630
Stock-based compensation	—	—	166,010	—	—	166,010
Other comprehensive income	—	—	—	2,576	—	2,576
Net loss	—	—	—	—	(73,468)	(73,468)
Balances as of September 30, 2024	302,578	$3	$4,847,178	$1,822	$(3,713,977)	$1,135,026

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2022	289,093	$3	$4,562,319	$(7,431)	$(3,503,073)	$1,051,818
Issuance of common stock upon exercise of stock options	205	—	61	—	—	61
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	5,196	—	(52,380)	—	—	(52,380)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	367	—	4,312	—	—	4,312
Stock-based compensation	—	—	161,489	—	—	161,489
Unrealized loss on marketable securities	—	—	—	2,539	—	2,539
Net loss	—	—	—	—	(109,355)	(109,355)
Balances as of September 30, 2023	294,861	$3	$4,675,801	$(4,892)	$(3,612,428)	$1,058,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(73,468)	$(109,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,052	9,098
Amortization of deferred contract acquisition costs	20,667	17,600
Non-cash lease expense	6,607	5,692
Stock-based compensation	166,290	160,067
Discount amortization on marketable securities	(12,972)	(12,108)
Deferred income taxes	(13,801)	113
Other	321	110
Changes in operating assets and liabilities:
Accounts receivable	6,602	(10,003)
Deferred contract acquisition costs	(24,705)	(19,147)
Prepaid expenses and other assets	(7,733)	(11,793)
Accounts payable	3,122	(3,219)
Accrued and other liabilities	10,188	(3,150)
Deferred revenue	26,959	40,459
Operating lease liabilities	(1,845)	(9,052)
Net cash provided by operating activities	119,284	55,312
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,110)	(990)
Proceeds from sale of property and equipment	86	91
Capitalized internal-use software	(3,574)	(5,075)
Purchases of marketable securities	(566,638)	(653,679)
Maturities and redemptions of marketable securities	617,796	805,933
Business combination, net of cash acquired	(213,905)	—
Net cash provided by (used in) investing activities	(170,345)	146,280
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan, net	3,630	4,312
Proceeds from exercise of stock options	39	61
Payment of withholding taxes on net share settlement of equity awards	(49,627)	(51,782)
Net cash used in financing activities	(45,958)	(47,409)
Net increase (decrease) in cash, cash equivalents and restricted cash	(97,019)	154,183
Cash, cash equivalents and restricted cash, beginning of period	488,216	304,158
Cash, cash equivalents and restricted cash, end of period	$391,197	$458,341

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$391,101	$458,249
Restricted cash included in prepaid expenses and other current assets	3	—
Restricted cash included in other assets	93	92
Total cash, cash equivalents and restricted cash	$391,197	$458,341

Supplemental cash flow information:
Cash paid for taxes	$8,130	$9,893
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of modifications	$3,973	$4,914
Stock-based compensation capitalized as internal-use software	$1,117	$1,422
Issuance of common stock and options in connection with acquisition	$12,874	$—
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
On June 6, 2024, the Company acquired all outstanding shares of D42 Parent, Inc., (Device42), an IT asset management company, for approximately $238.1 million. See Note 6—Business Combinations.
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
Unaudited Interim Consolidated Financial Statements
The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations, of comprehensive loss, of cash flows, and of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and its results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
•allowance for doubtful accounts;
•benefit period of deferred contract acquisition costs;

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
There were no customers that individually exceeded 10% of the Company’s revenue for the three and nine months ended September 30, 2024 and 2023 or that represented 10% or more of the Company’s consolidated accounts receivable balance as of September 30, 2024.
The Company primarily relies upon its third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact the Company's operations and its business could be adversely impacted.
Significant Accounting Policies
The Company's significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three and nine months ended September 30, 2024, except for the addition of the following revenue recognition policy for the business acquired in June 2024 (see Note 6):
Software license revenue is generally sold as bundled arrangements that include the rights to a software license and maintenance. For these contracts, the transaction price is allocated to the separate performance obligations on the basis of relative standalone selling price. Software license revenue consists of term licenses and is recognized upfront, upon making the software available to the customer. The associated software maintenance revenue is generally recognized ratably over the contract term as support and updates are provided to the customers over the term of the arrangement.
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
The Company sells subscriptions and software licenses directly to customers and indirectly through channel partners with arrangements that are non-cancelable and non-refundable. The Company’s subscription arrangements do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service arrangements.
The Company records revenue net of sales or value-added taxes.
Disaggregation of Revenue
The following table summarizes revenue by the Company’s product and service offerings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscription services, software licenses and maintenance	$184,409	$150,033	$518,582	$425,755
Professional services	2,166	3,517	7,267	10,566
Total revenue	$186,575	$153,550	$525,849	$436,321
See Note 13 for revenue by geographic location.
Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables primarily represent revenue recognized in excess of billings from non-cancellable multi-year contract arrangements. As of September 30, 2024 and December 31, 2023, the Company had $5.7 million and $0.2 million of unbilled receivables, respectively. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheet. Deferred revenue consists of customer billings in excess of revenue being recognized. As of September 30, 2024, non-current deferred revenue of $3.3 million was included in Other Liabilities on the condensed consolidated balance sheet. As of December 31, 2023, the Company did not have any non-current portion of deferred revenue.
Revenue recognized during the three months ended September 30, 2024 and 2023 from amounts included in deferred revenue at the beginning of these periods was $136.1 million and $109.5 million, respectively. Revenue recognized during the nine months ended September 30, 2024 and 2023 from amounts included in deferred revenue at the beginning of these periods was $252.8 million and $192.6 million, respectively.
The aggregate balance of remaining performance obligations as of September 30, 2024 was $488.9 million. The Company expects to recognize $358.0 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$46,036	$40,962	$42,672	$39,675
Add: Contract costs capitalized during the period	7,803	6,391	24,705	19,147
Less: Amortization of contract costs during the period	(7,129)	(6,131)	(20,667)	(17,600)
Balance at end of the period	$46,710	$41,222	$46,710	$41,222

3. Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$286,574	$—	$—	$286,574
U.S. treasury securities	15,467	2	—	15,469
Corporate debt securities	9,292	—	—	9,292
Total cash equivalents	311,333	2	—	311,335
Debt securities:
U.S. treasury securities	308,194	1,265	(9)	309,450
U.S. government agency securities	227,208	709	(18)	227,899
Corporate debt securities	68,717	273	(9)	68,981
Certificates of deposit	57,553	—	—	57,553
Total debt securities	661,672	2,247	(36)	663,883
Total cash equivalents and debt securities	$973,005	$2,249	$(36)	$975,218

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$77,832	$—	$—	$77,832
U.S. treasury securities	239,727	22	—	239,749
U.S. government agency securities	8,388	1	—	8,389
Corporate debt securities	36,905	—	—	36,905
Total cash equivalents	362,852	23	—	362,875
Debt securities:
U.S. treasury securities	264,554	339	(398)	264,495
U.S. government agency securities	366,946	571	(824)	366,693
Corporate debt securities	66,777	72	(109)	66,740
Total debt securities	698,277	982	(1,331)	697,928
Total cash equivalents and debt securities	$1,061,129	$1,005	$(1,331)	$1,060,803
The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$11,657	$(1)	$11,443	$(8)	$23,100	$(9)
U.S. government agency securities	10,657	—	37,753	(18)	48,410	(18)
Corporate debt securities	—	—	9,942	(9)	9,942	(9)
Total	$22,314	$(1)	$59,138	$(35)	$81,452	$(36)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$60,869	$(159)	$42,667	$(239)	$103,536	$(398)
U.S. government agency securities	145,594	(364)	80,455	(460)	226,049	(824)
Corporate debt securities	14,749	(59)	12,934	(50)	27,683	(109)
Total	$221,212	$(582)	$136,056	$(749)	$357,268	$(1,331)
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Due within one year	$543,010	$544,074
Due after one year but within five years	118,662	119,809
Total	$661,672	$663,883
Accrued interest receivable of $4.1 million and $4.4 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of September 30, 2024, we did not have any term bond mutual funds. As of December 31, 2023, the fair value of the term bond mutual funds was $1.6 million. The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the condensed consolidated statements of operations. The realized and unrealized gains recognized in the condensed consolidated statements of operations were not material during the three and nine months ended September 30, 2024 and 2023.
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
The Company did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of September 30, 2024 and December 31, 2023.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$286,574	$—	$286,574
U.S. treasury securities	15,469	—	15,469
Corporate debt securities	—	9,292	9,292
Marketable securities:
U.S. treasury securities	309,450	—	309,450
U.S. government agency securities	—	227,899	227,899
Corporate debt securities	—	68,981	68,981
Certificates of deposit	—	57,553	57,553
Total financial assets	$611,493	$363,725	$975,218

	December 31, 2023
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$77,832	$—	$77,832
U.S. treasury securities	239,749	—	239,749
U.S. government agency securities	—	8,389	8,389
Corporate debt securities	—	36,905	36,905
Marketable securities:
U.S. treasury securities	264,495	—	264,495
U.S. government agency securities	—	366,693	366,693
Corporate debt securities	—	66,740	66,740
Term bond mutual funds	—	1,578	1,578
Total financial assets	$582,076	$480,305	$1,062,381

The fair value of derivative assets and liabilities as of September 30, 2024, and all related unrealized and realized gains and losses during the three and nine months ended September 30, 2024, were not material. As of September 30, 2024, the total notional amount of outstanding designated foreign currency forward contracts was $62.1 million.

5. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Computers	$18,740	$17,188
Capitalized internal-use software	32,950	28,259
Office equipment	5,075	4,357
Furniture and fixtures	9,505	8,886
Motor vehicles	508	808
Leasehold improvements	7,441	5,768
Construction in progress	2,909	751
Total property and equipment	77,128	66,017
Less: accumulated depreciation and amortization	(50,978)	(43,270)
Property and equipment, net	$26,150	$22,747
The following table summarizes depreciation expense and internal-use software capitalization and amortization for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capitalization of costs associated with internal-use software	1,529	2,048	4,691	6,498
Amortization expense of capitalized internal-use software	1,410	1,327	4,206	3,699
Depreciation expense	1,337	1,658	4,278	5,097
As of September 30, 2024 and December 31, 2023, the net carrying value of capitalized internal-use software was $14.6 million and $14.1 million, respectively

Accrued Liabilities
The following table summarizes accrued liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$24,501	$20,976
Accrued reseller commissions	11,391	9,641
Accrued advertising and marketing expenses	4,531	2,095
Advanced payments from customers	4,981	4,265
Accrued taxes	12,217	10,964
Operating lease liabilities, current	5,627	2,699
Contributions withheld for employee stock purchase plan	3,226	1,298
Other accrued expenses	7,259	4,670
Total accrued liabilities	$73,733	$56,608
Noncurrent liabilities include $23.1 million and $22.7 million of long term accrued compensation as of September 30, 2024 and December 31, 2023, respectively.
6. Business Combinations
In June 2024, the Company acquired all outstanding shares of Device42, an IT asset management company. Through the combination, the Company will be able to offer a more comprehensive IT solution for customers. The total purchase price consideration is $238.1 million, which consists of $225.3 million in cash paid, including $11.4 million of cash acquired, $8.9 million in common stock issued, and $3.9 million in assumed and converted stock option awards. The purchase price is subject to customary post-closing adjustments and conditions.
As part of the business combination, the Company assumed certain unvested, in-the-money options held by Device42's founder, which were converted into 511,770 replacement stock option awards issued pursuant to the Company's 2021 Equity Incentive Plan. These awards have a fair value of $5.7 million and will vest two years from the closing date subject to continued employment The portion of the fair value of the assumed and converted awards that was related to pre-combination vesting was $3.9 million and is included as part of the consideration discussed above, and the remaining $1.8 million is post-combination expense that will be recognized as compensation expense over the remaining service period. Refer to Note 10—Stockholders' Equity and Stock-Based Compensation for valuation of options.
The transaction costs associated with the acquisition were approximately $2.0 million for the nine months ended September 30, 2024 and were recorded in general and administrative expense.
The Company expects to finalize the valuation as soon as is practicable, but not later than one year from the acquisition date. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

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
The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The goodwill recognized is not deductible for U.S. income tax purposes. The Company expects to derive value from the combination of Device42’s existing customer base, IT asset management technology, and trademarks, as well as through other synergies. The deferred tax liability was primarily driven by the fair value of intangible assets. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of the valuation pertaining to deferred tax liabilities.
The customer relationships, developed technology, and trademarks will be amortized on a straight-line basis over their estimated useful lives of 8 years, 6 years, and 1 year, respectively. The Company used the income approach to estimate the fair value of intangible assets acquired.
The Company has included the operating results of Device42 in its condensed consolidated financial statements since the date of the acquisition. The revenue and net income of Device42 included in the condensed consolidated statement of operations from the date of acquisition to September 30, 2024 were not material.
The following unaudited supplemental pro forma financial information is provided for informational purposes only and summarizes the Company's combined results of operations as if the acquisition had occurred on January 1, 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$186,575	$162,341	$541,021	$462,380
Net loss	$(29,494)	$(34,311)	$(78,387)	$(121,117)
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

7. Goodwill and Intangible Assets, Net
The change in the carrying amounts of goodwill during the nine months ended September 30, 2024 is presented below (in thousands):

Balance as of December 31, 2023	$6,181
Goodwill acquired (Note 6)	140,833
Balance as of September 30, 2024	$147,014
Acquired intangible assets consist of developed technology, customer relationships and trademarks and are amortized on a straight-line basis over their estimated useful lives. The following tables summarize acquired intangible assets as of September 30, 2024:

	September 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$41,196	$(12,134)	$29,062	5.7
Customer relationships	69,200	(4,306)	64,894	7.7
Trademarks	700	(224)	476	0.7
Total	$111,096	$(16,664)	$94,432

Amortization of acquired intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,289	$—	$1,639	$158
Sales and marketing	2,303	—	2,929	145
Total amortization expense	$3,592	$—	$4,568	$303
As of September 30, 2024, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
2024 (remaining three months)	$3,592
2025	13,854
2026	13,553
2027	13,553
2028	13,591
Thereafter	36,289
Total future amortization	$94,432

8. Leases
The Company has operating leases primarily for office space. The leases have remaining lease terms of one to eight years, some of which include options to extend the lease for up to an additional six years. The Company's leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$2,904	$2,652	$8,968	$7,644
Short-term lease cost	137	76	354	322
Variable lease cost	947	823	2,807	2,394
Total lease cost	$3,988	$3,551	$12,129	$10,360
The weighted-average remaining term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (in years)	4.5	5.1
Weighted-average discount rate	9.0%	8.7%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Cash Flow Information:	2024	2023	2024	2023
Cash payments included in the measurement of operating lease liabilities	$733	$4,472	$4,734	$10,879
Operating right-of-use assets obtained in exchange for lease obligations, net of modifications	(628)	4,914	3,973	4,914
As of September 30, 2024, maturities of the operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2024	$1,084
2025	11,038
2026	8,839
2027	7,119
2028	6,992
Thereafter	6,116
Total lease payments	41,188
Less: imputed interest	(10,030)
Present value of operating lease liabilities	$31,158
As of September 30, 2024, there were no material future payments related to signed leases that have not yet commenced.

9. Commitments and Contingencies
Other Contractual Commitments
The Company's other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. As of September 30, 2024, other contractual commitments totaling $292.2 million remain outstanding under these agreements through 2028.
Litigation and Loss Contingencies
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against the Company, certain of its current officers and directors, and underwriters of the Company's initial public offering (IPO). On April 14, 2023, the court-appointed lead plaintiff filed a consolidated amended class action complaint. The complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in the IPO. On September 28, 2023, the court issued an order granting in part and denying in part defendants' motion to dismiss. The Company and the other defendants continue to vigorously defend against the remaining claims in this action.
On March 20, 2023, a purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants the Company’s current directors, as well as the Company, as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On June 21, 2023, the court stayed the case in light of the pending securities class action. On October 16, 2023, the court extended the stay of the case in light of the pending securities class action. The Company and the other defendants continue to vigorously defend against the claims in this action.
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
Shares of common stock outstanding and reserved for future issuance were as follows (in thousands):

September 30, 2024
2011 Stock Plan:
Options, RSUs and PRSUs outstanding	3,015
2021 Equity Incentive Plan:
Options, RSUs and PRSUs outstanding (1)	21,894
Shares reserved for future award issuances	79,196
2022 Inducement Plan:
Options and RSUs outstanding	3,021
Shares reserved for future award issuances	6,535
2021 Employee Stock Purchase Plan
Shares reserved for future award issuances	13,166
Total awards outstanding and shares of common stock reserved for issuance	126,827
(1)Outstanding shares include the Executive PRSUs and 2024 Executive Chairman Award, as discussed below, based on 100% achievement of target performance.

2021 Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of the Company’s common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on May 15 and November 15 of each year. The Company issued 308,059 and 367,319 shares under the ESPP in the nine months ended September 30, 2024 and 2023, respectively, in each case net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the United States. The weighted average purchase price per share was $11.85 with aggregate net proceeds of $3.6 million in the nine months ended September 30, 2024, and the weighted average purchase price was $11.87 with aggregate net proceeds of $4.3 million in the nine months ended September 30, 2023.
The ESPP also includes a reset provision for the purchase price if the fair market value of a share of the Company's common stock on the first day of any purchase period is less than or equal to the fair market value of a share of the Company's common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. The reset provision under the ESPP was triggered in May 2022, November 2022 and May 2024. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. The modifications did not have a material effect on the Company's stock-based compensation expense during the three and nine months ended September 30, 2024 and 2023.

Stock-based compensation expense related to ESPP was $1.5 million in each of the three months ended September 30, 2024 and 2023, and $4.0 million and $6.0 million for the nine months ended September 30, 2024 and 2023, respectively.
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

Valuation Assumption Inputs	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Expected term (in years)	0.5 - 2.0	0.5 - 1.5
Stock price volatility	48.3% - 57.2%	58.1% - 77.3%
Risk-free interest rate	4.8% - 5.4%	4.5% - 5.3%
Dividend yield	—%	—%
Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock on the date of grant, have a 10-year contractual term, and vest over a four-year period.

Share Information:	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of December 31, 2023	2,395	$10.39	7.0	$31,368
Assumed and converted options from acquisition (Note 6)	512	$3.26
Stock options exercised	(134)	$0.29
Stock options cancelled / forfeited / expired	—	$—
Balance as of September 30, 2024	2,773	$9.56	7.5	$9,188
Options vested and expected to vest as of September 30, 2024	2,773	$9.56	7.5	$9,188
Options exercisable as of September 30, 2024	1,353	$9.23	5.7	$4,981
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

The weighted-average grant date fair value per share of the assumed and converted stock options related to the Device42 acquisition was $11.09 for the nine months ended September 30, 2024, of which approximately $1.8 million was related to post-combination services and will be recognized as stock-based compensation over requisite service period of two years (Note 6).
Determination of Fair Value of the Stock Options
The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires certain complex valuation assumption inputs such as expected term, expected stock price volatility, risk-free interest rate, and dividend yield. There were no stock options granted during the nine months ended September 30, 2024, other than the stock options assumed as part of the Device42 acquisition in June 2024. The following table summarizes the range of valuation assumptions used in estimating the fair value of the stock options assumed during the period:

Valuation Assumption Inputs	Nine Months Ended September 30, 2024
Expected term (in years)	6.0
Stock price volatility	65%
Risk-free interest rate	4.29%
Dividend yield	—%
Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and typically vest over a four-year period.
RSU activity, which includes PRSUs, during the nine months ended September 30, 2024 was as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested, as of December 31, 2023	26,755	$18.44
Granted (1)	15,442	$19.78
Vested (2)	(7,606)	$17.95
Forfeited/Cancelled (3)	(9,434)	$19.83
Unvested, as of September 30, 2024	25,157	$18.89
(1) During the nine months ended September 30, 2024, shares granted includes 0.9 million shares granted to the Executive Chairman as long-term equity incentive award accounted for as a modification. The weighted average grant date fair value was $69.78 per share. Refer to the Executive Chairman Awards discussion below.
(2) During the nine months ended September 30, 2024, total shares that vested were 7.6 million, of which 2.8 million were withheld for tax purposes.
(3) Shares forfeited includes the cancellation of the 2021 Executive Chairman Performance Award consisting of 6,000,000 PRSUs discussed in the Executive Chairman Awards section below.

The total fair value of vested RSUs during the three months ended September 30, 2024 and 2023 was $47.8 million and $50.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the total fair value of vested RSUs was $136.5 million and $137.1 million, respectively.
Performance-Based Awards
Executive Chairman Awards
In September 2021, the Board approved a grant of 6,000,000 PRSUs to the Company's then CEO, now current Executive Chairman, with a time-based service condition beginning January 1, 2022, and a market condition involving five separate stock price hurdles ranging from $70.00 to $200.00 per share for each of the five vesting tranches (2021 Executive Chairman Performance Award). The 2021 Executive Chairman Performance Award had a total grant date fair value of $131.0 million. During the nine months ended September 30, 2024, the Company recognized $4.6 million related to this 2021 Executive Chairman Performance Award prior to the modification effective March 1, 2024 discussed below. During the three and nine months ended September 30, 2023, the Company recognized $7.1 million and $21.0 million of stock-based compensation expense related to this 2021 Executive Chairman Performance Award, respectively.
As a result of macroeconomic conditions outside the control of the Company’s leadership team, the five separate stock price hurdles were considered by the Board to be too high for the 2021 Executive Chairman Performance Award to have the retention value expected at the time the award was granted. In February 2024, the

Board approved the cancellation of the 2021 Executive Chairman Performance Award and the grant of a 2024 Executive Chairman Award with a fair value of $19.0 million, both effective March 1, 2024.
The Company accounted for the 2024 Executive Chairman Award as a modification. There were no incremental costs recognized as a result of the modification and the remaining unrecognized stock-based compensation expense from the 2021 Executive Chairman Performance Award of $61.9 million will be recognized over the vesting period of the new 2024 Executive Chairman Award. The 2024 Executive Chairman Award comprised of 70% time-based RSUs that vest quarterly over four years and 30% PRSUs with the same terms as the Executive PRSUs discussed below. For the three and nine months ended September 30, 2024, the Company recognized $5.9 million and $13.6 million, respectively, of stock-based compensation expense related to the 2024 Executive Chairman Award.
Executive PRSUs
In February 2024, the Board approved PRSUs to be granted to certain members of the executive team (Executive PRSUs), subject to service and performance-based vesting conditions. The performance-based vesting conditions include revenue and free cash flow targets over the performance period from January 1 to December 31, 2024, and vest over three years from the grant date. 70% and 30% of each Executive PRSU award will be earned based on the Company’s achievement of revenue and free cash flow targets, respectively. The performance targets allow the Company's executives to earn up to a maximum of 177.5% of target performance in the aggregate for significant outperformance.
The fair value of each PRSU is based on the fair value of the Company's common stock on the date of grant. Stock-based compensation associated with these Executive PRSUs is recognized using the accelerated attribution method over the requisite service period, based on the Company's periodic assessment of the probability that the performance will be achieved. For the three and nine months ended September 30, 2024, the Company recognized $1.6 million and $4.1 million of stock-based compensation expense related to the Executive PRSUs, respectively.
Stock-Based Compensation
Total stock-based compensation expense recorded for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,830	$1,710	$5,033	$5,137
Research and development(1)	13,454	9,623	32,475	28,662
Sales and marketing	15,303	18,757	50,980	51,786
General and administrative(2)	28,122	25,035	77,802	74,482
Stock-based compensation, net of amounts capitalized	58,709	55,125	166,290	160,067
Capitalized stock-based compensation	361	484	1,117	1,422
Total stock-based compensation expense	$59,070	$55,609	$167,407	$161,489
(1)     Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs granted to our former CEO (now Executive Chairman) of $12.1 million and $14.1 million for the three months ended September 30, 2024 and 2023, respectively, and $38.3 million and $41.8 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	September 30, 2024
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$426,596	2.6
Stock options	8,669	1.8
ESPP	7,525	1.0
Total unrecognized stock-based compensation expense	$442,790
11. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding shares of common stock. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its stock options and RSUs as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023, as their effect was antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(29,959)	$(31,033)	$(73,468)	$(109,355)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	302,096	294,146	299,931	292,103

Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(0.10)	$(0.11)	$(0.24)	$(0.37)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Three and Nine Months Ended September 30,
	2024	2023
RSUs and PRSUs	25,157	29,262
Stock options	2,773	2,550
ESPP	331	241
Total	28,261	32,053

12. Income Taxes
The Company's quarterly tax provision and estimates of its annual effective tax rate are estimates due to several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, discrete items (such as windfalls or shortfalls from stock-based compensation) in the period offset with our valuation allowance. The provision for (benefit from) income taxes was $5.0 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively; and the income tax benefit was $1.4 million and the income tax expense was $10.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in provision for income taxes during the three months ended September 30, 2024, was primarily due to an increase in profit before tax in certain foreign jurisdictions. The change in provision for income taxes for the nine months ended September 30, 2024 compared to the same period in the prior year is primarily due to a tax benefit of $14.3 million from the Device42 acquisition in the current year, partially offset by higher tax expenses due to higher foreign profits before tax.
The increase in tax benefit of $14.3 million is primarily due to the net deferred tax liability generated from the acquisition of Device42, which provided sufficient taxable income to release valuation allowance.
13. Geographic Information
Revenue by geographic location is determined based on the customers' billing address. The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$86,363	$68,847	$239,300	$194,158
Europe, Middle East and Africa	71,455	59,128	202,828	168,332
Asia Pacific	22,986	21,111	67,830	61,497
Other	5,771	4,464	15,891	12,334
Total revenue	$186,575	$153,550	$525,849	$436,321
Revenue from North America consists primarily of revenue from the United States. For the three months ended September 30, 2024 and 2023, revenue generated from the United States was $76.9 million and $60.1 million, or approximately 41% and 38% of total consolidated revenue, respectively. For the nine months ended September 30, 2024 and 2023, revenue generated from the United States was $213.1 million and $171.3 million, or 41% and 39% of total consolidated revenue, respectively.
The United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $24.6 million and $19.4 million, or approximately 13% and 12% of total consolidated revenue for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, revenue generated from the United Kingdom was $68.0 million and $54.9 million, or 13% and 12% of the total consolidated revenue, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	September 30, 2024	December 31, 2023
North America	$19,342	$22,635
Europe, Middle East and Africa	7,139	2,244
Asia Pacific	29,531	30,617
Total long-lived assets	$56,012	$55,496
Long-lived assets in North America are primarily located in the United States, and long-lived assets in Asia Pacific are primarily located in India.

14. Subsequent Events
Share Repurchase Program
In November 2024, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to $400 million of the Company’s outstanding Class A common stock. Under the repurchase program, the Company may repurchase shares of the Company’s outstanding Class A common stock from time to time in the open market, through privately negotiated transactions and/or other means in compliance with the Exchange Act and the rules and regulations thereunder. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion, and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. The repurchase program may be suspended or discontinued at any time.
Restructuring
In November 2024, the Company committed to a restructuring plan (the Plan) to better align the Company's talent with its strategic priorities and to improve operating efficiency. The Company estimates that this will result in approximately 13% reduction in headcount and approximately $11 million to $13 million in charges in the fourth quarter of 2024, consisting primarily of cash expenditures for separation-related payments, employee benefits and related costs. The Company expects that the Plan will be substantially complete by the end of the fiscal year ending December 31, 2024.

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
We provide people-first, AI service software that organizations use to deliver exceptional customer and employee experiences. We provide our solutions in two product families: Customer Experience (CX) and Employee Experience (EX). CX products include Freshdesk, Freshchat, Freshsales, and Freshmarketer. EX products include Freshservice, Freshservice for Business Teams and Device42. Our latest generative AI solutions, Freddy AI Agent and Freddy AI Copilot, further enhance the customer and employee experience.
In June 2024, we acquired all outstanding shares of D42 Parent, Inc., (Device42), an IT asset management company for approximately $238.1 million, which primarily consisted of $225.3 million in cash, and approximately $12.9 million of common stock and stock options. Our consolidated financial statements and key business metrics as of and for the three and nine months ended September 30, 2024 include Device42 since the acquisition date.
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
Our customer base and operations have scaled over time. Our total revenue was $186.6 million and $153.6 million in the three months ended September 30, 2024 and 2023, respectively, representing year-over-year growth of 22%; and $525.8 million and $436.3 million in the nine months ended September 30, 2024 and 2023, respectively, representing year-over-year growth of 21%. We incurred operating losses of $38.9 million and $38.7 million for three months ended September 30, 2024 and 2023, respectively; and $114.8 million and $130.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, and geopolitical developments have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services. For example, during the recent quarters, our net dollar retention rate was adversely impacted by lower expansion within existing customers driven by macroeconomic pressures and we expect these pressures to persist for the foreseeable future. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth historically and volatility in the foreign currency market may still exist. For each of the quarters ended September 30, 2024, June 30, 2024 and September 30, 2023, we had approximately 27% of revenue exposure related to the euro and British Pound. If adverse conditions arise, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.

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

	As of September 30,
	2024	2023	% Growth
Number of customers contributing more than $5,000 in ARR	22,359	19,551	14%
ARR from customers contributing more than $5,000 in ARR as a percentage of total ARR	90%	88%
Net dollar retention rate	107%	108%
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
We define ARR as the sum total of subscription, software license, and maintenance revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions, and assuming that revenues are recognized ratably over the term of the contract. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 15% and 18% of ARR as of September 30, 2024 and 2023, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention rate.
Our net dollar retention rate was 107% as of September 30, 2024, which was a decrease from 108% as of September 30, 2023 primarily due to lower expansion within existing customers driven by macroeconomic pressures, offset by a favorable foreign currency impact, the addition of Device42 and a slight improvement in our overall churn rate. We expect our net dollar retention rate could fluctuate in future periods due to a number of factors, including, but not limited to, difficult macroeconomic conditions, our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
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
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP income from operations and our GAAP net loss to our non-GAAP net income for each of the periods presented (in thousands):
Non-GAAP Income from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss from operations	$(38,864)	$(38,735)	$(114,818)	$(130,131)
Non-GAAP adjustments:
Stock-based compensation expense	58,709	55,125	166,290	160,067
Employer payroll taxes on employee stock transactions	523	1,008	2,789	2,766
Amortization of acquired intangibles	3,592	—	4,568	303
Non-GAAP income from operations	$23,960	$17,398	$58,829	$33,005

Non-GAAP Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(29,959)	$(31,033)	$(73,468)	$(109,355)
Non-GAAP adjustments:
Stock-based compensation expense	58,709	55,125	166,290	160,067
Employer payroll taxes on employee stock transactions	523	1,008	2,789	2,766
Amortization of acquired intangibles	3,592	—	4,568	303
Income tax adjustments	708	479	(12,672)	1,617
Non-GAAP net income	$33,573	$25,579	$87,507	$55,398
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$42,329	$23,913	$119,284	$55,312
Less:
Purchases of property and equipment	(1,056)	(278)	(4,110)	(990)
Capitalized internal-use software	(1,168)	(1,564)	(3,574)	(5,075)
Free cash flow	$40,105	$22,071	$111,600	$49,247
Net cash provided by (used in) investing activities	$50,150	$102,144	$(170,345)	$146,280
Net cash used in financing activities	$(11,640)	$(24,029)	$(45,958)	$(47,409)
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
We believe that continued investment in our products is important for our growth, and as such, we expect that our research and development expenses will continue to increase in dollar amount for the foreseeable future, but such expenses as a percentage of revenue may fluctuate from period to period depending upon the timing and amount of these expenses.
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

Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes related to U.S. states and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Provision for (benefit from) income taxes could also include changes in valuation allowance. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as stock-based compensation, and changes in our valuation allowance.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$186,575	$153,550	$525,849	$436,321
Cost of revenue(1)	29,806	26,263	83,871	76,360
Gross profit	156,769	127,287	441,978	359,961
Operating expenses:
Research and development(1)	47,885	34,885	123,562	101,922
Sales and marketing(1)	101,253	90,673	300,143	265,458
General and administrative(1)	46,495	40,464	133,091	122,712
Total operating expenses	195,633	166,022	556,796	490,092
Loss from operations	(38,864)	(38,735)	(114,818)	(130,131)
Interest and other income, net	13,929	10,993	39,971	31,688
Loss before income taxes	(24,935)	(27,742)	(74,847)	(98,443)
Provision for (benefit from) income taxes	5,024	3,291	(1,379)	10,912
Net loss	$(29,959)	$(31,033)	$(73,468)	$(109,355)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,830	$1,710	$5,033	$5,137
Research and development(1)	13,454	9,623	32,475	28,662
Sales and marketing	15,303	18,757	50,980	51,786
General and administrative(2)	28,122	25,035	77,802	74,482
Total stock-based compensation expense	$58,709	$55,125	$166,290	$160,067
(1)     Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs granted to our Executive Chairman of $12.1 million and $14.1 million for the three months ended September 30, 2024 and 2023, respectively, and $38.3 million and $41.8 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	16	17	16	18
Gross profit	84	83	84	82
Operating expense:
Research and development	26	23	23	23
Sales and marketing	54	59	57	61
General administrative	25	26	25	28
Total operating expenses	105	108	105	112
Loss from operations	(21)	(25)	(21)	(30)
Interest and other income, net	7	7	8	7
Loss before income taxes	(14)	(18)	(13)	(23)
Provision for (benefit from) income taxes	3	2	—	2
Net loss	(17)%	(20)%	(13)%	(25)%
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	$184,409	$150,033	$34,376	23%
Professional services	2,166	3,517	(1,351)	(38)%
Total revenue	$186,575	$153,550	$33,025	22%
Revenue increased by $33.0 million, or 22%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Of the total increase in revenue, approximately $9.7 million was attributable to revenue from existing customers as of September 30, 2023, net of contraction and churn, and approximately $23.3 million was attributable to revenue from new customers acquired during the twelve months ended September 30, 2024, net of contraction and churn, as well as all revenue from Device42 during the quarter. Our net dollar retention rate of 107% as of September 30, 2024 reflects the expansion within existing customers and the sale of additional products to these customers. Our net dollar retention rate decreased from 108% as of September 30, 2023 primarily due to lower expansion within existing customers driven by macroeconomic pressures, offset by a favorable foreign currency impact, the addition of Device42 and a slight improvement in our overall churn rate. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$29,806	$26,263	$3,543	13%
Gross Margin	84%	83%

Cost of revenue increased by $3.5 million, or 13%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This was primarily due to increases of $1.4 million in amortization of acquired developed technologies and internally capitalized software, $0.9 million in personnel-related costs, $0.8 million in third-party hosting costs and $0.5 million in professional and consulting expenses. Our gross margin increased to 84% for the three months ended September 30, 2024 from 83% in the same period of the prior year, as we increased our revenue and continue to realize benefits from economies of scale primarily related to our third-party hosting costs.
Operating Expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$47,885	$34,885	$13,000	37%
Sales and marketing	101,253	90,673	10,580	12%
General and administrative	46,495	40,464	6,031	15%
Total operating expenses	$195,633	$166,022	$29,611	18%
The $29.6 million, or 18%, increase in our operating expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was primarily driven by increases in personnel-related costs due to annual compensation adjustments, stock-based compensation expense, amortization of developed technologies, advertisement, marketing and branding costs, and professional services fees.
Research and Development
Research and development expense increased by $13.0 million, or 37%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by an increase of $7.1 million in personnel-related costs, $3.8 million in stock-based compensation expense, $0.7 million in professional services and subscription costs, and $0.5 million in web-hosting charges.
Sales and Marketing
Sales and marketing expense increased by $10.6 million, or 12%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This was primarily driven by increases of $8.5 million in personnel-related costs, $2.3 million in amortization of acquired intangible assets, $1.2 million in advertisement, marketing and branding costs, $0.6 million in reseller commissions, and $0.5 million in travel expenses, partially offset by a decrease of $3.5 million in stock-based compensation expense.
General and Administrative
General and administrative expense increased by $6.0 million, or 15%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This was primarily driven by increases of $3.1 million in stock-based compensation expense, $2.5 million in personnel-related costs and $0.6 million in professional services fees, partially offset by decrease of $0.5 million in directors and officers' insurance.
Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$12,389	$12,245	$144	1%
Other income (expense), net	1,540	(1,252)	2,792	*
Interest and other income, net	$13,929	$10,993	$2,936	27%
*not meaningful

Other income (expense), net changed by $2.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a favorable impact from changes in foreign exchange rates in British Pound and euro against the U.S. dollar.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$5,024	$3,291	$1,733	53%

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended September 30, 2024 and 2023, we recorded a provision for income taxes of $5.0 million and $3.3 million on loss before taxes of $24.9 million and $27.7 million, respectively. The increase in provision for income taxes during the three months ended September 30, 2024, was primarily due to an increase in profit before tax in certain foreign jurisdictions.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	$518,582	$425,755	$92,827	22%
Professional services	7,267	10,566	(3,299)	(31)%
Total revenue	$525,849	$436,321	$89,528	21%
Revenue increased by $89.5 million, or 21%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Of the total increase in revenue, approximately $46.2 million was attributable to revenue from existing customers as of September 30, 2023, net of contraction and churn, and approximately $43.3 million was attributable to revenue from new customers acquired during the twelve months ended September 30, 2024, net of contraction and churn, as well as all revenue from Device42 since the date of the acquisition. Our net dollar retention rate of 107% as of September 30, 2024 reflects the expansion within existing customers and the sale of additional products to these customers. The substantial majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$83,871	$76,360	$7,511	10%
Gross Margin	84%	82%
Cost of revenue increased by $7.5 million, or 10%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was primarily due to increases of $2.0 million in amortization of developed technologies and internally capitalized software, $1.9 million in third-party hosting costs, $1.4 million in software license fees and $1.0 million in professional service fees. Our gross margin increased to 84% for the nine months ended September 30, 2024 from 82% in the same period of the prior year, as we increased our revenue and realized benefits from economies of scale primarily related to our third-party hosting costs.

Operating Expenses

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$123,562	$101,922	$21,640	21%
Sales and marketing	300,143	265,458	34,685	13%
General and administrative	133,091	122,712	10,379	8%
Total operating expenses	$556,796	$490,092	$66,704	14%
The $66.7 million, or 14%, increase in our operating expenses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily driven by increases in personnel-related costs due to annual compensation adjustments, net of certain changes in employee incentives, changes in stock-based compensation expense, advertising, marketing and branding expenses and professional fees.
Research and Development
Research and development expense increased by $21.6 million, or 21%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was primarily driven by increases of $12.1 million in personnel-related costs, $3.8 million in stock-based compensation expense, $1.5 million lower capitalization for internally developed software, $0.9 million in professional services fees, $0.8 million in software license fees, $0.7 million in web hosting costs, $0.7 million in travel expenses and $0.6 million in rent expenses.
Sales and Marketing
Sales and marketing expense increased by $34.7 million, or 13%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was primarily driven by increases of $15.7 million in personnel-related costs, $6.5 million in advertisement, marketing and branding costs, $3.1 million in reseller commissions, $3.0 million in travel expenses, $2.8 million in amortization of acquired intangible assets, $2.0 million in professional services fees, $0.9 million in subscription costs and $0.6 million in rent expenses, partially offset by $0.8 million in stock-based compensation expense.
General and Administrative
General and administrative expense increased by $10.4 million, or 8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was primarily driven by increases of $4.9 million in personnel-related costs, $3.3 million in stock-based compensation expense, $2.9 million in professional services fees, comprised primarily of legal, accounting and consulting fees and $0.5 million in software license fees, partially offset by decreases of $1.6 million in directors and officers' insurance and $1.0 million in tax-related costs.
Interest and Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$40,071	$32,767	$7,304	22%
Other income (expense), net	(100)	(1,079)	979	(91)%
Interest and other income, net	$39,971	$31,688	$8,283	26%

Interest income increased by $7.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in interest rates and increased interest income earned on larger balances maintained in our marketable securities portfolios.

Other income (expense), net changed by $1.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a favorable impact from changes in foreign exchange in British Pound against the U.S. dollar.
Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(1,379)	$10,912	$(12,291)	*
*not meaningful

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. The benefit from income taxes was $1.4 million and the income tax expense was $10.9 million for the nine months ended September 30, 2024 and 2023, respectively. The net increase in tax benefit of $12.3 million was primarily related to a tax benefit of $14.3 million from the Device42 acquisition in the current year, partially offset by higher tax expenses due to higher foreign profits before tax.
The increase in tax benefit of $14.3 million in this period is primarily due to the net deferred tax liability generated from the acquisition of Device42, which provided sufficient taxable income to release valuation allowance.
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $391.1 million and marketable securities of $663.9 million. Our marketable securities consist primarily of U.S. treasury securities, U.S. government agency securities, corporate debt securities, and certificates of deposit.
Since inception, we have funded our operations primarily with financing through the issuance of redeemable convertible preferred and common stock to investors and through our IPO in September 2021. As of September 30, 2024, we had an accumulated deficit of $3.7 billion. Our operating activities resulted in cash inflows of $119.3 million for the nine months ended September 30, 2024. In November 2024, we committed to a restructuring plan that is expected to incur charges in the fourth quarter of 2024, consisting primarily of cash expenditures for separation-related payments, employee benefits and related costs. See Note 14—Subsequent Events.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$119,284	$55,312
Net cash provided by (used in) investing activities	(170,345)	146,280
Net cash used in financing activities	(45,958)	(47,409)
Cash Flows from Operating Activities
Net cash provided by operating activities of $119.3 million for the nine months ended September 30, 2024 reflects our net loss of $73.5 million, adjusted for non-cash items such as stock-based compensation of $166.3 million, amortization of deferred contract acquisition costs of $20.7 million, depreciation and amortization of $13.1 million, and non-cash lease expense of $6.6 million; offset by 13.8 million from changes in deferred income taxes and $13.0 million from discount amortization of marketable securities. Additionally, net cash inflows from changes in operating assets and liabilities were $12.6 million. The net cash inflows from changes in operating assets and liabilities were due to a decrease of $6.6 million in accounts receivable and increases in operating liabilities of $27.0 million in deferred revenue, $10.2 million in accrued and other liabilities and $3.1 million in accounts payable; offset by increases in operating assets of $24.7 million in deferred contract acquisition costs and $7.7 million in prepaid expenses and other assets; and a decrease of $1.8 million in operating lease liabilities.
Net cash provided by operating activities of $55.3 million for the nine months ended September 30, 2023 reflects our net loss of $109.4 million, adjusted for non-cash items such as stock-based compensation of $160.1 million, amortization of deferred contract acquisition costs of $17.6 million, depreciation and amortization of $9.1 million and non-cash lease expense of $5.7 million; offset by $12.1 million from discount amortization of marketable securities and net cash outflows of $15.9 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were due to increases in operating assets of $19.1 million in deferred contract acquisition costs, $11.8 million in prepaid expenses and other assets, $10.0 million in accounts receivable; and a decrease in operating liabilities of $9.1 million in lease liabilities, $3.2 million in accrued and other liabilities, and $3.2 million in accounts payable; offset by an increase in operating liabilities of $40.5 million in deferred revenue.
Cash Flows from Investing Activities
Net cash used in investing activities of $170.3 million for the nine months ended September 30, 2024 consisted of $213.9 million cash paid for the business combination, net of cash acquired, $4.1 million in purchases of property and equipment, $3.6 million in capitalized internal-use software, offset by $51.2 million in maturities and sales of marketable securities, net of purchases.
Net cash provided by investing activities of $146.3 million for the nine months ended September 30, 2023 consisted of $152.3 million in proceeds from maturities and sales, net of purchases of marketable securities; offset by $5.1 million in capitalized internal-use software and $1.0 million in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities of $46.0 million for the nine months ended September 30, 2024 consisted of $49.6 million in payment of withholding taxes on net share settlement of equity awards; offset by $3.6 million of proceeds from the issuance of common stock under our employee stock purchase plan, net of taxes withheld.
Net cash used in financing activities of $47.4 million for the nine months ended September 30, 2023 consisted of $51.8 million in payment of withholding taxes on net share settlement of equity awards; offset by $4.3 million of proceeds from the issuance of common stock under our employee stock purchase plan, net of taxes withheld.

Remaining Performance Obligations on Customer Contracts
We generally enter into subscription and software license agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. A small portion of our annual contracts may have billing terms that are different from their subscription terms and most of our multi-year contracts are invoiced annually. As of September 30, 2024, remaining performance obligations totaled $488.9 million, which comprised $299.4 million of deferred revenue and $189.5 million of unbilled amounts.
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
As of September 30, 2024, our estimated future contractual obligations totaled $323.4 million, of which $31.2 million and $292.2 million were operating lease commitments and other contractual obligations, respectively. See Note 8—Leases and Note 9—Commitments and Contingencies in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
There have been no changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2024 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 16, 2024, except for the addition of the following revenue recognition policy for the business acquired in June 2024:
Software license revenue are generally sold as bundled arrangements that include the rights to a software license and maintenance. For these contracts, the transaction price is allocated to the separate performance obligations on the basis of relative standalone selling price. Software license revenue consists of term licenses and is recognized upfront, upon making the software available to the customer. The associated software maintenance revenue is generally recognized ratably over the contract term as support and updates are provided to the customers over the term of the arrangement.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our condensed consolidated statements of operations. Our condensed consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian Rupee, British Pound and euro, and may be adversely affected in the future due to changes in foreign exchange rates. Based on a sensitivity analysis we have performed as of September 30, 2024, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would not have a material effect on our financial statements.
To reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian Rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of September 30, 2024, the total notional amount of outstanding designated foreign currency forward contracts was $62.1 million. The fair value of derivative assets and liabilities as of September 30, 2024, and all related unrealized and realized gains and losses during the three and nine months ended September 30, 2024 and 2023 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, and corporate bonds. We had cash and cash equivalents of $391.1 million and marketable securities of $663.9 million as of September 30, 2024. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Based on an interest rate sensitivity analysis we have performed as of September 30, 2024, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash, cash equivalents and marketable securities.
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
Consistent with SEC guidance that an assessment of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures in the year of acquisition, our management excluded from such evaluation an assessment of the effectiveness of our internal control over financial reporting related to Device42. Device42, which we acquired on June 6, 2024, represented less than 2% of our consolidated total assets as of September 30, 2024 and less than 3% of our consolidated revenues for the nine months ended September 30, 2024.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
On November 5, 2024, our board of directors approved a stock repurchase program for the repurchase of up to $400 million of our outstanding Class A common stock. Under the repurchase program, we may repurchase shares of our outstanding Class A common stock from time to time in the open market, through privately negotiated transactions and/or other means in compliance with the Exchange Act and the rules and regulations thereunder. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion, and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. The repurchase program may be suspended or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company's securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as set forth in the table below.

Name	Title	Action	Adoption Date	Expiration Date	Total number of shares of Class A common stock to be sold
Sameer Gandhi	Director	Adoption(1)(2)	September 13, 2024	November 28, 2025	Up to 150,000 shares
Rathna Girish Mathrubootham	Executive Chairman and Chairman of the Board of Directors	Adoption(2)	September 18, 2024	October 31, 2025	Up to 2,500,000 shares(3)
Barry Padgett	Director	Adoption	September 17, 2024	September 4, 2025	Up to 16,933 shares
Mika Yamamoto	Chief Customer and Marketing Officer	Adoption	September 17, 2024	December 31, 2025	Up to 140,241 shares(4)
(1) This 10b5-1 trading arrangement was adopted by The Potomac Trust, dated 9/21/2001, of which Mr. Gandhi is a co-trustee.
(2) Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2)
(3) The actual number of shares that will be sold under the Rule 10b5-1 trading plan will be reduced by the number of shares sold in accordance with an existing plan after August 21, 2024, but prior to its expiration on December 15, 2024.
(4) The shares that may be sold under the Rule 10b5-1 trading plan include (i) up to 6,399 shares of our Class A Common Stock currently owned by Ms. Yamamoto and (ii) up to 133,842 shares of our Class A Common Stock that are subject to restricted stock unit awards previously granted to Ms. Yamamoto that may vest and be released to Ms. Yamamoto on or prior to December 31, 2025 upon the satisfaction of the applicable service-based vesting conditions. The actual number of shares that will be released to Ms. Yamamoto pursuant to the restricted stock unit awards and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable. The actual number of shares that will be subject to the Rule 10b5-1 trading plan is not yet determinable.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Freshworks Inc.

Date:	November 6, 2024	By:	/s/ Dennis Woodside
Dennis Woodside
Chief Executive Officer and President (Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2024	By:	/s/ Philippa Lawrence
Philippa Lawrence
Chief Accounting Officer (Principal Accounting Officer)