Form 10-K
period 2024-12-31
Freshworks Inc.
filed 2025-02-20
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2024 was approximately $2.56 billion, based on the closing price of $12.69 per share for the registrant's Class A common stock as reported for such date by Nasdaq Global Select Market. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 14, 2025, the number of shares of the registrant's Class A common stock outstanding was 243,010,237 and the number of shares of the registrant's Class B common stock outstanding was 58,521,703.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The 2025 Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

As used in this report, the terms “Freshworks,” “registrant,” “we,” “us,” and “our” mean Freshworks Inc. and its subsidiaries unless the context indicates otherwise.
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

Part I
Item 1.    Business
Overview
We provide people-first, AI service software that organizations use to deliver exceptional customer and employee experiences. We provide our solutions in two product families: Customer Experience (CX) and Employee Experience (EX). CX products include Freshdesk, Freshdesk Omni, Freshchat, Freshsales, and Freshmarketer. EX products include Freshservice, Freshservice for Business Teams and Device42. Our generative AI offerings, Freddy AI Agent and Freddy AI Copilot, further enhance the customer and employee experience. Freddy AI Agent offers always-on, autonomous, personalized resolutions to customer and employee queries. Freddy AI Copilot provides always-on contextual assistance for customer support, employee support, marketing and sales use cases, designed to boost productivity. Currently, over 72,000 companies use Freshworks' uncomplicated solutions to increase employee efficiency and customer loyalty.
Our solutions and platform are enterprise-grade without the enterprise complexity. Our fresh approach to EX and CX software is designed to be easy to use and ready to scale and to deliver rapid time to value to companies of all sizes. With an increased ability to delight customers and employees, Freshworks' customers have improved retention, achieved higher customer satisfaction scores and better business outcomes.
Our secure and native AI enables businesses to stay ahead of the curve with the latest technologies and is designed to deliver a tangible return on investment. Built to deliver exceptional customer experiences and employee experiences, Freddy AI has helped users in customer support and IT autonomously resolve service requests.
Businesses from approximately 170 countries around the world use Freshworks products to delight their customers and employees every day. As of December 31, 2024, over 60% of our annual recurring revenue (ARR) was from customers with more than 250 employees. We provide products across multiple markets in order to address the needs of businesses of all sizes that need to digitally transform to delight their customers and employees.
Our business has grown significantly in recent periods as our customer base and operations have scaled. Our total revenue was $720.4 million, $596.4 million and $498.0 million in the years ended December 31, 2024, 2023 and 2022, respectively, representing year-over-year growth rates of 21% and 20%, respectively.
Our Business Model
Product-led growth (PLG) is the core foundation of Freshworks and has helped us serve organizations of all sizes. The simplicity and powerful functionality underpinning our Freshworks solutions act as the primary driver of customer acquisition, conversion, and expansion by driving trials of our products that we supplement with our inbound and outbound sales motions. Our pricing is transparent, affordable, and easy to understand, reducing the length of sales cycles and increasing the efficiency of marketing and sales. This enables us to disrupt the traditional top-down sales motion, letting users, not executives, designate Freshworks as their software of choice.
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
•Partner ecosystem: Our growing partner ecosystem enriches our offerings, scales our geographic coverage, and helps us reach more EX and CX buyers, thus amplifying our go-to-market investments. Our partner ecosystem consists of channel resellers, independent software vendors (ISV) and marketplace partners, including developers.
Once a business has purchased a subscription to one of our products, we activate our customer success programs that are aligned with the size and scale of each customer and are designed to ensure businesses are getting the most out of their subscription. We provide digital onboarding directly or with partners to all customers. We conduct health checks and business reviews, monitor customer satisfaction and Net Promoter Scores, and identify gaps to proactively address any concerns. Our customer success team is also responsible for customer renewals and for identifying expansion opportunities.
Products and Capabilities
Freshworks provides solutions that serve the needs of users in the CX and EX categories. These product offerings enable organizations to acquire, engage, and better serve their customers and employees.
For customer-facing teams, we offer our AI-powered, CX family of products, including Freshdesk, Freshdesk Omni, Freshchat, Freshsales, and Freshmarketer. These products allow businesses to deliver effortless, self-service resolutions for their customers, a unified workspace for their agents, and performance insights for their leaders.
For IT and employee-facing teams, we offer our AI-powered EX family of products, including Freshservice, Freshservice for Buisness Teams and Device42. Freshservice is our unified IT Management platform that combines IT Service management, IT Operations management, IT Asset Management and Employee Service Management on the same platform. Freshservice provides both the intelligence and automation organizations need to give employees the “consumer” like experience they now expect. With Freshservice for Business Teams, this platform also extends to non-IT departments like HR, Facilities and Legal.
All of our products leverage the Freshworks platform, which provides shared services that enable us to rapidly innovate and release new capabilities. This includes Freddy AI, our generative AI-powered suite of services, that enable organizations to more efficiently deliver customer and employee delight at scale. Organizations can also use the Freshworks developer platform and marketplace to extend and integrate Freshworks into their existing systems and advanced analytics to gain insights that help them run their business more efficiently.

Freshworks Solutions Overview

Freshworks solutions

Freshworks Platform and Freddy infuse AI across all products

PRODUCTS

Employee Experience

- Freshservice
- Freshservice for Business Teams
- Device42

Customer Experience

- Freshdesk Omni*
- Freshdesk
- Freshchat
- Freshsales
- Freshmarketer

PLATFORM

Freshworks Platform

AI

Freddy AI

Freddy AI Agent	Freddy AI Copilot	Freddy AI Insights
for Customers & Employees	for Customer Service, Sales, Marketing, IT & Developers	for Business Leaders

Integrate & Extend		Unify		Manage & Secure	
Marketplace	Developer tools	Data	Analytics	Admin	Security

freshworks

*Formerly Customer Service Suite

© 2025 Freshworks Inc. All rights reserved.

Customer Experience Offerings
Freshworks has a unified platform for CX that includes products for Customer Service (CS) and Sales & Marketing automation (S&M).
Customer Service Product Offerings
Freshworks offers various products to address specific use cases across CS. These are:
•Freshdesk Omni. Freshdesk Omni, formerly known as Customer Service Suite, brings everything businesses need to deliver seamless omnichannel support into a single solution that is quick to deploy, easy to use, and simple to manage. Plus, powerful AI capabilities help deliver exceptional support at scale by quickly solving customer issues, supercharging agent productivity, and providing proactive insights to managers and leaders. Businesses can transform the customer experience and resolve issues faster than ever before with Freshdesk Omni.
•Freshdesk. Freshdesk is a comprehensive ticketing and case management solution that lets businesses resolve customer issues fast. Businesses can delight customers with easy email experiences and self-service across dedicated portals and their websites, all powered by a robust knowledge base. They can intelligently route tickets and collaborate seamlessly with team members to ensure quick and accurate resolutions. Freshworks' powerful AI means customer service agents get more done, and customers get exceptional service every time.
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
Freddy AI Agent for CS provides always-on, conversational assistance to customers, enabling customers to resolve issues quickly and efficiently across channels. Available in multiple languages, Freddy AI Agent is designed to be easy to deploy and manage. Businesses can simply connect their knowledge sources (documents, PDFs, public URLs) to get started, with no requirement for complex decision tree flows or heavy setup efforts. Freddy AI Copilot acts as a coach and collaborator that helps boost agent productivity and performance by summarizing tickets and conversations, suggesting responses, and providing quality coaching and feedback after every interaction

Sales and Marketing Automation Offerings
Freshworks also offers a sales automation product Freshsales and a marketing automation product called Freshmarketer.
•Freshsales. Freshsales is an easy-to-use, AI-powered sales CRM that helps businesses enhance productivity and drive revenue growth. The powerful CRM transforms the sales experience with 360-degree customer context, equipping sales teams with real-time relevant information. It offers personalized engagement, accurate forecasting, and intelligent workflows to improve sales performance and deliver exceptional customer experiences. With powerful AI capabilities, Freshsales helps sales teams prioritize high-intent leads, scale personalized outreach, and identify critical deals to take the next best action to accelerate sales cycles. Freshsales is a trusted choice for businesses of varying sizes, offering the flexibility and scalability necessary to adapt to dynamic market conditions and excel in today's competitive landscape.
•Freshmarketer. Freshmarketer is an easy-to-use marketing automation platform designed to help businesses attract, nurture, convert, and retain customers. It empowers businesses to connect with customers across their preferred channels—email, SMS, WhatsApp, or social media—driving higher engagement. With AI-driven campaign creation, advanced segmentation and personalization, real-time automated journeys, and in-depth analytics and reporting, Freshmarketer enables businesses to maximize their marketing ROI. Additionally, it offers conversational marketing tools like live chat and chatbots, along with features for landing page customization and conversion rate optimization, making it a complete solution for all marketing requirements.

IT and Employee Service Management (ITSM) Product Offerings
Freshservice is a unified, AI-powered solution with essential IT and employee service management capabilities that empower our customers to provide reliable and consistent services company-wide.
•Freshservice. Freshservice delivers the capabilities IT leaders need to manage the entire IT estate, including IT Service Management (ITSM), IT Operations Management (ITOM), and IT Asset Management (ITAM), on the same platform, enabling collaboration across teams without complexity. Freshservice streamlines IT service delivery, providing a unified approach to incident, request, knowledge, change, and problem management. Our service-aware IT operations management provides integrated alert management by processing large amounts of machine-based system monitoring data to put the focus on critical areas and drive fast resolution. It also helps our customers manage major incidents, get on-call management and track service health. Asset management helps gain infrastructure visibility and optimize the assets used to provide services on-premises, hybrid, and cloud. Freshservice also offers powerful dashboards and analytics functionality to improve service delivery.
Freshservice harnesses the power of AI to transform the way employees, service agents, and business leaders work by replacing forms, lists, and queries with conversational, collaborative, and omnichannel experiences. Freshservice can leverage virtual agents called Freddy AI Agents designed to provide always-on, trustworthy and conversational service to help employees resolve issues, make requests, and answer questions without contacting the service desk. Freshservice also utilizes Freddy AI Copilot and is designed to increase agent productivity by automating routine work like summarizing tickets, generating responses, and creating consistent tone and clarity of responses.
•Freshservice for Business Teams. Freshservice for Business Teams provides a unified employee service experience while ensuring the secure separation of departmental data. Freshservice for Business Teams enables non-IT departments like HR, Finance, Facilities, and Legal to benefit from service management and workflow automation.
•Device42. D42 Parent, Inc., a Freshworks company, provides advanced IT discovery and dependency mapping. Device42 is designed to continuously discover, map, and provide complete visibility across on-premises and cloud IT environments. With its built-in AI capabilities and reporting, Device42 helps customers get answers fast and insights that help them solve problems faster, maintain compliance requirements, reduce risk, and ensure business continuity.

The Freshworks Platform
The Freshworks platform is the AI-powered, enterprise-grade foundation for all Freshworks products. Key components of our platform include an AI engine, a Developer platform, the Freshworks Marketplace, analytics service and unified customer experience services.
•Freddy AI is Freshworks' native AI engine that brings the power of generative AI to all Freshworks products. Customers are able to gain personalized support via Freddy AI Agent, contextual user assistance via Freddy Copilot, and actionable insights via Freddy Insights.
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
•The unified customer experience services are a combination of shared capabilities that enable a unified experience natively inside our products. These services include an Admin Center to centrally manage security and billing for our products, UCR to power a holistic view of the customer, Custom Objects to bring in the customers’ business critical data into our products and Conversations to unify B2B and B2C channels.
Technology
Freshworks products are cloud-native SaaS systems that are based on modern, proven technologies—Ruby on Rails, Java, and MySQL. Leveraging these and other open source technologies, our systems are built to operate as independent ‘pods’ of compute, storage, and database infrastructure. Our products are hosted in AWS regions in the United States, EU, India, Australia, and the United Arab Emirates.
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
•Security: We are ISO 27001 certified and SOC 2 Type 2 certified. Our cybersecurity program is based on the concept of defense-in-depth and focuses on securing data at every layer. Our security posture is maintained by utilizing both enterprise technologies and customized open-source solutions designed to identify, detect, and prevent cybersecurity threats, as well as 24x7 monitoring for malicious activity. Our cybersecurity program encompasses product security, security architecture and engineering, cloud security, penetration testing, third-party risk management, and customer support. Our production network and systems are accessible only to authorized Freshworks personnel.
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
Competition
The markets in which we operate are highly competitive. A significant number of companies have developed or are developing products and services that currently, or in the future may, compete with some or all of our offerings. Many of these services do not offer complete solutions—often they provide a feature comparable to a component of our platform (e.g., only customer service management, only IT service management, only Sales and Marketing). For our CX products, with regards to CS, we primarily face competition from CS suites, such as Salesforce, Zendesk, and legacy vendors, such as Oracle and SAP, and with regards to customer relationship management, we primarily face competition from full-featured vendors, such as Salesforce, HubSpot, and Microsoft Dynamics, legacy vendors, such as Oracle, SAP, and Sage. For our EX products, we primarily face competition from traditional vendors, such as ServiceNow, BMC, Ivanti/Cherwell, and modern pure-play vendors, such as Atlassian.
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
As of December 31, 2024, we had eighteen issued U.S. patents that expire between 2037 and 2043, and sixteen pending patent applications. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. We have registered trademark rights in “Freshworks,” our logos and multiple product names in the United States and targeted foreign jurisdictions. We also have registered domain names for websites that we use in our business, such as freshworks.com and similar variations.
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

Our Culture and Employees
Our mission is to help businesses create delightful customer and employee experiences. That goal starts at home with our own team – and we strive to help our people succeed and build fulfilling careers.
Our steady growth comes from a set of principles that guide us and shape our Freshworks culture and drive our business performance.
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
Our employee benefits and programs reflect our growth mindset culture and our talent management strategy. We focus on supporting our employees not only within their own teams and careers, but also in employee wellness. Our global Women's 360 Employee Resource Group and affinity groups promote inclusiveness and give everyone a chance to contribute their knowledge, skills, and unique perspectives. Our social impact initiatives include the STS Software Academy and on-going support of our communities in times of need.
As of December 31, 2024, we had a hybrid workforce of approximately 4,400 employees in North America, Europe, Asia and Australia. We’re headquartered in San Mateo, CA and have 13 other offices across the globe with a majority of employees based in India, where we were founded. Major areas of focus in this region include engineering, product design, customer support, in-bound sales and general and administrative personnel.
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
•We have experienced significant growth in recent periods and our recent growth rates may not be indicative of our future growth.
•Our business depends substantially on our customers renewing their subscriptions and purchasing additional subscriptions from us. Any decline in our customer retention would harm our future operating results.
•We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business.
•We recognize revenue from subscriptions over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.
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
We have incurred net losses in each fiscal year since our founding. We generated net losses of $95.4 million and $137.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $3.7 billion. We do not expect to be profitable in the near future, and we cannot assure you that, if we do become profitable, we will sustain profitability. Any failure by us to achieve and sustain profitability could cause the value of our Class A common stock to decline. These losses reflect, among other things, the significant investments we made to develop and commercialize our products, serve our existing customers, and broaden our customer base.
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
We have experienced significant growth in recent periods. Even if our revenue continues to increase, we expect that our revenue growth rate may continue to decline in the future as a result of a variety of factors, including the maturation of our business. Our growth may continue to be impacted by macroeconomic factors beyond our control, including, but not limited to high interest rates, inflation, foreign exchange rate volatility, global geopolitical uncertainties, and supply-chain issues. Further, as we operate in a rapidly changing industry, widespread acceptance and use of our products are critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
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

To the extent that macroeconomic uncertainties continue to harm our business, many of the other risks described in these risk factors may be exacerbated including, but not limited to, those relating to our ability to increase sales to existing and new customers, develop and deploy new offerings and applications and maintain effective marketing and sales capabilities.
Our quarterly results have and may continue to fluctuate significantly and may not meet our expectations or those of investors or securities analysts.
Our quarterly results of operations, including the levels of our revenue, deferred revenue, working capital, and cash flows, have varied significantly in the past and may vary significantly in the future, such that period-to-period comparisons of our results of operations may not be meaningful. Our quarterly financial results have and may continue to fluctuate due to a variety of factors, many of which are outside of our control and have been, and may continue to be, difficult to predict, including, but not limited to:
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
•pricing pressure as a result of competition or otherwise;
•seasonal buying patterns for software spending;
•declines or increases in the values of foreign currencies, primarily the Indian rupee, British pound, and euro, relative to the U.S. dollar;
•general economic conditions in either domestic or international markets, including inflationary pressures and geopolitical uncertainty and instability and their effects on software spending;
•security breaches, technical difficulties, or interruptions to our products;
•the timing of the grant or vesting of equity awards to employees, directors, or consultants;
•changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;
•legal and regulatory compliance costs in new and existing markets;
•costs and timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs; and
•health epidemics, influenza, and other highly communicable diseases or viruses.
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
Larger customers are becoming a bigger part of our business. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers may require considerable time to evaluate and test our products prior to making a purchase decision. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our products, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Our typical sales cycle for mid-market and enterprise customers is approximately 130 to 150 days, as compared to 30 days for SMB customers. Moreover, large customers are often more demanding than other customers and begin to deploy our products on a limited basis, but, nevertheless require implementation services and negotiate pricing discounts or other onerous terms, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment, which can affect our roadmaps and deliverables. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations may be adversely affected.
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
Our ability to grow is also subject to the risk of future disruptive technologies. Uncertainty around new and emerging AI applications, such as generative AI content creation, has required and may continue to require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex. Developing, testing and deploying AI systems may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems.

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
Our business is primarily subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire. In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional users to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same or upgraded level of subscription plan. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions, inflation, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more users, or if we fail to upgrade trial customers to our paid subscription plans, or expand the adoption of our products within and across organizations, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. We have also experienced and may experience in the future a reduction in renewal rates and increased churn rates, particularly within our SMB customers, many of whom are on month-to-month subscriptions, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. If we fail to predict customer demands or fail to attract new customers and maintain and expand new and existing customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
We use generative artificial intelligence, including in certain of our products and services, which may result in operational challenges, legal liability and reputational concerns that could adversely affect our business and results of operations.
We deploy generative AI into certain of our products and services, which may result in adverse effects to our operations, legal liability, reputation and competitive risks. The rapid evolution of AI and the use of generative AI may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
Generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies. Moreover, known risks of generative AI currently include risks related to accuracy, bias, toxicity, privacy and security and data provenance. For example, AI algorithms use machine learning and predictive analytics which may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. Since we may use AI outputs to make certain decisions, due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits, including exposure to reputational and competitive harm, customer loss, and legal liability. In addition, generative AI may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. For example, deficient or inaccurate recommendations, summaries, or analyses that generative AI features assist in producing could lead to customer rejection or skepticism of our products, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of generative AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Generative AI is also the subject of a quickly evolving legal and regulatory environment, and new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications related to our use of generative AI could cause us to divert resources towards compliance and adversely affect our business, reputation, or financial results. Our use of generative AI may also lead to novel and urgent cybersecurity risks, including the misuse of personal data, which may adversely affect our operations and reputation.
We operate in a highly competitive industry, and competition presents an ongoing threat to the success of our business.
The market for employee experience (EX) and customer experience (CX) products is rapidly evolving and increasingly competitive, fragmented, and subject to rapidly changing technology, shifting user and customer needs, new market entrants, and frequent introductions of new products and services. We compete with a significant number of companies that range in size from large and diversified enterprises with significant financial resources to smaller companies. These competitors have developed or are developing products and services that currently, or in the future may, compete with some or all of our offerings.

For our EX products, we primarily face competition from traditional vendors, such as ServiceNow, BMC, Ivanti/Cherwell, and modern pure-play vendors, such as Atlassian. For our CX solutions, with regards to customer service, we primarily face competition from customer service suites, such as Salesforce and Zendesk, and legacy vendors, such as Oracle and SAP and, with regards to customer relationship management, we primarily face competition from full-featured vendors, such as Salesforce, HubSpot, and Microsoft Dynamics, and legacy vendors, such as Oracle, SAP, and Sage.
Many of our current and potential competitors may have longer operating histories, greater brand name recognition, stronger and more extensive partner relationships, significantly greater financial, technical, marketing, and other resources, lower labor and development costs, and larger customer bases than we do. These competitors may invest and engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies that will allow them to build larger customer bases than we have. Our competitors may also offer their products and services at a lower price, or may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. Additionally, we are using or building our Freddy AI offerings into many of our product and we are facing increased competition as AI technologies are integrated into the various competitive offerings. Our competitors may be able to develop new AI offerings that disrupt our customers’ needs and negatively impact demand for our products, or incorporate AI into their offerings more successfully than we do and achieve greater and faster adoption.
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
Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our key business metrics are not accurate representations of our business, if we discover material inaccuracies with respect to these figures, or if investors perceive there to be inaccuracies, our stock price could decline. In addition, we are currently, and may in the future be, subject to stockholder litigation, which may significantly harm our reputation, and could materially adversely affect our business, results of operations, and financial condition.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. For example, in the year ended December 31, 2024, we increased our operating expenses to $745.7 million as compared to $663.2 million for the year ended December 31, 2023, while continuing to generate a net loss of $95.4 million in the year ended December 31, 2024. We expect that we will continue to operate at a loss, and our profitability may be lower than it would be if our strategy were to maximize near-term profitability. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
We recognize revenue from subscriptions over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our operating results and may be difficult to discern.
We generally recognize subscription revenue from customers ratably over the terms of their contracts, and a majority of our revenue is derived from subscriptions that have terms longer than one month. As a result, a portion of the revenue we report each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions with terms that are longer than one month in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our products, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our operating expenses in a timely fashion if our revenues were to significantly decline. In addition, because we believe a substantial percentage of subscriptions to our products are shorter than many comparable SaaS companies and because we have many variations of billing cycles, our remaining performance obligations may be a less meaningful indicator of our future financial results as compared to other SaaS companies. A significant portion of our costs are expensed as incurred, while revenue from subscriptions is recognized over the life of the agreement with the applicable customer.
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
The failure to attract and retain additional qualified personnel could harm our business and prevent us from executing our business strategy and growth plans, and the steps we took recently to realign our workforce to our focused priorities may not have the expected benefits or may exacerbate these difficulties.
Our success depends largely upon the continued services and performance of our senior management and other key personnel. From time to time, there have been and, may in the future be, changes in our senior management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently do not have “key person” insurance on any of our employees. The loss of key personnel may cause disruptions in, and harm to, our operations and have an adverse effect on our ability to grow our business and our results of operations and financial condition.
In addition, to execute our business model, we must attract and retain highly qualified personnel. Competition for executive officers, software engineers and product managers (particularly with AI and machine learning backgrounds), sales personnel, and other key personnel in our industry is intense in the locations in which we operate. As we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain, and motivate employees provided by our equity awards, or by other compensation arrangements, may not be as effective as in the past.
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
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to develop the infrastructure to support our growth, we will need to maintain our culture among a larger number of employees dispersed across the globe. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel.
On November 5, 2024, we committed to a plan intended to realign our workforce to our focused priorities that resulted in a 13% reduction in force. In connection with the reduction in force, we incurred a charge of approximately $9.7 million in the three months ended December 31, 2024. We may fail to achieve the expected benefits of this workforce realignment. Moreover, public reports of the reduction in force could exacerbate recruiting challenges, harm our reputation and negatively impact our culture, which could negatively affect our future success.
If our information technology, systems, or those of third parties upon which we rely, or our data are or were to be compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences.
In the ordinary course of business, we and the third parties upon which we rely collect, receive, access, store, process, generate, use, transfer, disclose, share, make accessible, protect, secure, and dispose of (collectively, Process or Processing) a large amount of information from our users, customers, and our own employees, including personal information and other sensitive and confidential information including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, Sensitive Information). As a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
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
Ransomware attacks, in particular, are becoming increasingly prevalent and severe, and can lead to significant interruptions in operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments, for example, due to applicable laws or regulations prohibiting such payments.
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
Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.
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
Additionally, although we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. Following a breach of security or other incident, we cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss or ensure that we are able to recover promptly any data rendered inaccessible. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
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
Actual or suspected security breaches, including a breach of the systems or networks of our third-party providers, could compromise our systems or networks, creating system outages, disruptions or slowdowns and exploiting security vulnerabilities of our networks. In addition, the information stored on our network, or the networks of our third-party providers could be accessed, publicly disclosed, altered, lost or stolen, which could subject us to liability and cause us financial harm. A breach of the security measures of one of our third-party providers could result in the destruction, modification or exfiltration of confidential corporate information or other data that may provide additional avenues of attack. Breaches or perceived breaches of our systems or networks or the systems or networks of our third-party providers, whether or not any such breach is due to a vulnerability in our platform, may also undermine confidence in us or our industry and result in damage to our reputation, negative publicity, loss of users, partners and sales, increased remediation costs, and costly litigation or regulatory fines.
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
Additionally, our Sensitive Information or our customers’ Sensitive Information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Some generative AI tools may be offered under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools, and even if the terms do include confidentiality protections, the vendors of these generative AI tools may fail to comply with their contractual obligations regarding the confidentiality or security of any data or other inputs provided to such vendor, or outputs generated by their generative AI tools. Additionally, the providers of generative AI tools could use inputs to further train the third parties’ AI and machine learning (AI/ML) model. Not all providers offer an option to opt-out of such usage, and, even where we do opt-out, we cannot guarantee that the opt-out will be fully effective. Additionally, where an AI/ML model ingests personal information and makes connections using such data, those technologies may reveal other personal or Sensitive Information generated by the model. Although we have guidelines with respect to our employees’ use of generative AI tools that encourage the review of certain use cases at the executive level, we do not have processes in place to track and evaluate our employees’, personnel’ and vendors’ use of generative AI tools and cannot guarantee that all uses will be in accordance with our guidelines. Accordingly, these risks could be particularly difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
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

We rely on third parties maintaining open digital marketplaces to distribute our mobile applications for our Freshservice, Freshdesk, Freshchat, Freshcaller, and Freshsales products. If such third parties interfere with the distribution of our mobile applications, our business would be adversely affected.
We rely on third parties maintaining open digital marketplaces, including the Apple App Store and Google Play, which make our mobile applications for our Freshservice, Freshdesk, Freshchat, Freshcaller, and Freshsales products available for download. We cannot assure you that the marketplaces through which we distribute these mobile applications will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We are also dependent on these third-party marketplaces to enable us and our users to timely update these mobile applications, and to incorporate new features, integrations, and capabilities.
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
Fluctuations in the value of foreign currencies relative to the U.S. dollar, have in the past and may in the future continue to adversely affect our revenue, operating expenses and results of operations due to transactional and translational remeasurement that is reflected in our earnings. Specifically, our results of operations and cash flows are subject to currency fluctuations primarily in the Indian rupee, British pound and euro against the U.S. dollar. These exposures may change over time as business practices evolve, economic and political conditions change and evolving tax regulations come into effect. Also, fluctuations in the values of foreign currencies relative to the U.S. dollar could make it more difficult to detect underlying trends in our business and results of operations. Additionally, global events as well as geopolitical developments, such as the conflict between Russia and Ukraine and the evolving events in Israel and Gaza, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which could amplify the volatility of currency fluctuations. Beginning in 2023, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian rupee. Our hedging program is designed to reduce, but does not eliminate, the risk that our earnings and cash flows may be adversely affected by changes in exchange rates. We may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant.
We derive, and expect to continue to derive, substantially all of our revenue from a limited number of products.
We derive, and expect to continue to derive, substantially all of our revenue from our Freshservice and Freshdesk products. As such, the continued growth in market demand for and market acceptance of these products is critical to our continued success. Demand for our products is affected by a number of factors, some of which are beyond our control, such as the rate of adoption of our products within an organization, the timing of development and release of new products by our competitors; the development and acceptance of new features, integrations, and capabilities for our products; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet the demands of users and customers to keep up with trends in preferences for CX or EX products, or to achieve more widespread market acceptance of our products, our business, results of operations, and financial condition would be harmed. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their CX or EX needs, which would reduce or eliminate their demand for our products. If demand for our products declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
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
We and the third parties with whom we work are subject to stringent and evolving US and foreign laws, regulations, and rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. The actual or perceived failure by us or by the third parties with whom we work to comply with such obligations could lead to regulatory investigations or actions; litigation (including class action claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous Data Protection Laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, CCPA) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights, such as those noted below. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These new developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.
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
Outside the United States, an increasing number of Data Protection Laws and Data Protection Obligations may govern privacy, data protection, and information security. For example, the EU General Data Protection Regulation (EU GDPR), the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR), Australia’s Privacy Act, and India’s new privacy legislation, the Digital Personal Data Protection Act, 2023 (Data Protection Act), impost strict requirements for Processing personal information.
For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; significant fines; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition, we may be unable to transfer personal information from the EU, UK, and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. The EU and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who, like us, self-certify compliance and participate in the Framework), the EEA and UK’s standard contractual clauses, and the UK’s International Data Transfer Agreement / Addendum, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business to Processing activities to other jurisdictions (such as Europe) at significant expense, and increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our Processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal information out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.
We publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, security, and artificial intelligence. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
In India, the Data Protection Act deals with processing of all personal information in digital form, whether collected digitally or offline and digitalized later for processing. The Data Protection Act requires companies collecting and dealing with high volumes of personal information and who are notified as significant data fiduciaries, to fulfil certain additional obligations such as appointment of a data protection officer for grievance redressal and an independent data auditor to evaluate compliance with the Data Protection Act. It also provides for the establishment of a Data Protection Board of India for taking remedial actions and imposing penalties for breach of the provisions of the Data Protection Act. It imposes restrictions and obligations on data fiduciaries, resulting from dealing with personal information and further, provides for levy of penalties for breach of obligations prescribed under the Data Protection Act. The provisions of the Data Protection Act shall come into force upon being notified by the Government of India.
The Ministry of Electronics and Information Technology of the Government of India has also released the Draft Digital Personal Data Protection Rules, 2025 (Draft Data Protection Rules) for public consultation. The Draft Data Protection Rules set out minimum technical safeguards that must necessarily be undertaken which, inter alia, include: (i) implementation of access control measures; (ii) maintenance and monitoring of logs of personal data access; and (iii) maintenance of back-up data. The Draft Data Protection Rules also provide that any entity processing personal data within India or outside India (in relation to offering goods/services to data principals in India) may only transfer personal data to any country or territory outside India subject to restrictions imposed by the Government of India on making such personal data available to a foreign state or entities or agencies under its control. Additionally, the Draft Data Protection Rules require significant data fiduciaries to undertake measures to ensure that they do not transfer any personal data (and traffic data related to its flow) outside India as may be identified by the Government of India upon recommendations of a committee it constitutes. The provisions of the final rules shall come into force, once released, approved and notified by the Government of India. The implementation of the Data Protection Act and rules could cause a significant financial burden on us and in case of any non-compliances with these, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
We use AI, including generative AI, and ML technologies in our products and services. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to Data Protection Laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including the EU and certain US states, have proposed or enacted laws governing AI/ML, for example, the EU's Artificial Intelligence Act. Additionally, certain Data Protection Laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
We may at times fail (or be perceived to have failed) in our efforts to comply with Data Protection Laws or any of our Data Protection Obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable Data Protection Laws or any of our Data Protection Obligations, we could face significant consequences, including governmental enforcement actions e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-action claims) and mass arbitration demands, claims, or public statements against us, additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. If we are unable to develop and offer products or internal processes that meet legal requirements or help our users and customers meet their obligations under the Data Protection Laws, or if we violate or are perceived to violate any Data Protection Laws, we may cause our customers to lose trust in us and experience reduced demand for our products, harm to our reputation, and become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business. Given the breadth and depth of changes in global data protection obligations, compliance has caused us to expend significant resources, and such expenditures are likely to continue into the future as we continue our compliance efforts and respond to new interpretations and enforcement actions. Further, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that may be applicable to the businesses of our customers, for example, the EU's Digital Operations Resilience Act, may limit the adoption and use of, and reduce the overall demand for, our products and services.

In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations, or other remedies that adversely affect our business.
Risks Related to International Operations
Our international operations and sales to customers outside the United States expose us to risks inherent in international operations and sales.
We have a significant portion of our operations in India. As of December 31, 2024, approximately 3,700 of our employees reside in India, representing approximately 83% of our total employee population. For the fiscal year ended December 31, 2024, 53% of our revenue was generated from customers outside North America. Besides India and the United States, we have sales and marketing operations primarily in Australia, select countries in the European Union and the United Kingdom. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
•the request to localize and adapt our products for specific countries, including translation into foreign languages and associated expenses;
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
In particular, the majority of our software development operations are in India. South Asia has from time to time experienced instances of civil unrest, natural disasters, terrorist attacks and hostilities among neighboring countries. To the extent that such interruptions or unrest affects or involves India, our business may be significantly impacted due to the extent of our operations in India. Further, such activities could disrupt communications, make travel more difficult, and create a greater perception that investments in companies with large operations in India involve a higher degree of risk. This, in turn, could have an adverse effect on the market for our Class A common stock.
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
A substantial portion of our operations and employees are located in India, including a majority of our software engineering resources. Consequently, our financial performance and the market price of our Class A common stock will be affected by changes in exchange rates and controls, interest rates, changes in labor law, changes in government policies, including taxation policies, and other social and economic developments in or affecting India.
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

Additionally, wage increases in India may diminish our competitive advantage against companies located in the United States and European Union and may reduce our profit margins. Our wage costs in India have historically been significantly lower than wage costs in the United States and the EU for comparably skilled professionals, and this has been one of our competitive advantages. However, wage increases in India due to legislation or other factors may prevent us from sustaining this competitive advantage and may negatively affect our financial performance. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to increase the efficiency and productivity of our employees over the long term, wage increases may negatively affect our financial performance.
For instance, in September 2020, the Government of India passed new legislation relating to social security and wages called the Code on Social Security, 2020 (the Social Security Code). The provisions of the Social Security Code are yet to be fully effective, and the rules under the Social Security Code have not yet been notified. The Social Security Code, when brought into effect, will impact overall employee expenses which, in turn, could impact our profitability.
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
The ownership of Indian companies by non-residents is regulated by the Government of India and the Reserve Bank of India (RBI).Under its consolidated foreign direct investment policy, 2020 (FDI Policy) and India’s Foreign Exchange Management Act, 1999 and the rules and regulations thereunder, particularly the Foreign Exchange Management (Non-debt Instruments) Rules, 2019, each as amended (FEMA), the Government of India has specific requirements with respect to the level of foreign investment permitted in certain business sectors both without (known as the automatic route) and with (known as the approval route) prior regulatory approval, as well as the pricing of such investments, downstream investments by Indian companies owned or controlled by foreign entities, and the transfer of ownership or control of Indian companies in sectors with caps on foreign investment from resident Indian persons or entities to non-residents of India.
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
In addition, while we maintain a policy prohibiting our employees from using the confidential information of third parties or former employers (without their express permission) in performing their work for us, we cannot guarantee that the policies or processes we have enacted will prevent employees from acting without our knowledge in contravention of such policies. Further, we may have little or no insight into the third party content and materials used to train the third party generative AI tools we use, or the extent of the original works which remain in the outputs, and the use or adoption of AI offerings in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims related to AI training or output. As a result, we may face claims from third parties claiming infringement of their intellectual property rights, or mandatory compliance with open source software or other license terms, with respect to software, or other materials or content we believed to be available for use, and not subject to license terms or other third party proprietary rights. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. The costs of supporting such litigation, regardless of merit, are considerable, and such litigation may divert management and key personnel’s attention and resources, which might seriously harm our business, results of operations, and financial condition. We may be required to settle such litigation on terms that are unfavorable to us. For example, a settlement may require us to obtain a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices would require significant effort and expense. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment which may not be reversible upon appeal. For example, the terms of a judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. Any of these events would cause our business and results of operations to be materially and adversely affected as a result.
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
We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. Additionally, copyright and other intellectual property protection for materials that we develop with the use of AI tools may be limited, if available at all, and we therefore may be unable to obtain protection for such works. To protect our trade secrets and other proprietary information, we require employees, consultants, and independent contractors to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business would be materially adversely affected.
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
As of December 31, 2024, we had U.S. federal net operating loss carryforwards of $237.9 million portions of which will begin to expire in 2034 if not utilized. In addition, we have foreign tax credits of $8.1 million that will begin to expire in 2027. Furthermore, we have state net operating loss carryforwards of $146.8 million, portions of which will begin to expire in 2025. Portions of these net operating loss carryforwards and foreign tax credits could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, titled the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security (CARES Act), U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Based on shares of common stock held as of December 31, 2024, our directors, executive officers, and holders of more than 5% of our Class A common stock or Class B common stock, and their respective affiliates held in the aggregate approximately 81.0% of the voting power of our outstanding capital stock, and our Executive Chairman, Mr. Mathrubootham, controlled approximately 13.1% of the voting power of our outstanding common stock. As a result, these stockholders, acting together, and potentially our Executive Chairman on his own have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial. Even if Mr. Mathrubootham is no longer employed with us, he will continue to have the same influence over matters requiring stockholder approval.

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
We may not realize the anticipated long-term stockholder value of our stock repurchase program, and any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our stock price.
In November 2024, our board of directors approved a stock repurchase program for the repurchase of up to $400 million of the Company’s outstanding Class A common stock. Under the repurchase program, we may repurchase shares of our outstanding Class A common stock from time to time in the open market, through privately negotiated transactions and/or other means in compliance with the Securities Exchange Act of 1934, as amended (Exchange Act) and the rules and regulations thereunder. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of common stock under this authorization.
The timing and amount of any repurchases will be determined by management based on an evaluation of market conditions and other factors. The program does not obligate us to acquire any particular amount of Class A common stock and may be suspended or discontinued at any time at our discretion. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation, investor confidence in us, or our stock price.
The existence of our stock repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Repurchasing our common stock reduces the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or investments, other business opportunities, and other general corporate projects, and we may fail to realize the anticipated long-term stockholder value of any stock repurchase program.
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
In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States. We have also filed registration statements to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU or PRSU awards are available for immediate resale in the United States in the open market.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the useful lives and carrying values of long-lived assets, allowance for doubtful accounts, stock-based compensation expense, the benefit period of deferred contract acquisition costs, the fair value of our employee defined benefit and other compensation liabilities, and valuation of deferred tax assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable Nasdaq listing standards. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place significant strain on our personnel, systems, and resources.

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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company. Additionally, if these new systems, controls, or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.
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
We are currently in the process of significantly enhancing our information systems, have recently implemented a new enterprise resource planning system and new human capital management platform. The implementation of significant enhancements to information systems is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. The implementation of significant enhancements to information systems is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. The implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement these enhancements to information systems without experiencing further delays, increased costs and other difficulties. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the design or implementation periods, could adversely affect our ability to process customer orders, provide products and support to our customers, invoice and collect from our customers, fulfill contractual obligations, and otherwise run our business. Data integrity problems or other issues may also be discovered during or as a result of the implementation which, if not corrected, could impact our business or financial results. If we are unable to successfully design and implement our information system enhancements, our financial position, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the information system enhancements as planned or the information systems do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.
We have in the past and may in the future engage in merger and acquisition activities, which require significant management attention, and could disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.
As part of our business strategy to expand our product offerings and grow our business in response to changing technologies, customer demand, and competitive pressures, we have in the past and may in the future make investments or acquisitions in other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. These acquisitions may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. Existing and potential customers may also delay or reduce their use of our products due to concerns that the acquisition may decrease effectiveness of our products (including any newly acquired product). In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected. For example, we may have difficulty with transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis. In addition, we may face challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and term software license revenue, as well as appropriate allocation of the customer consideration to the individual deliverables.
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
Additionally, our India subsidiary is subject to Indian foreign exchange controls that regulate borrowing in foreign currencies. Such regulatory restrictions limit our financing sources and could constrain our ability to obtain financing on competitive terms. In addition, we cannot assure you that the required approvals will be granted to us without onerous conditions, or at all. Limitations on incurring or raising debt may have an adverse impact on our business growth, financial condition, results of operations, and cash flows.
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
Natural disasters or other catastrophic events may cause damage or disruption to our employees, operations, international commerce, and the global economy, and thus could harm our business. Our business operations are subject to interruption by natural disasters such as earthquakes, monsoons, cyclones, tsunamis, floods, extreme heat, and other effects of climate change, pandemics, and other catastrophic events such as fire, power loss, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, and other events beyond our control. The majority of our research and development activities, customer service operations, IT systems, and other critical business operations are located in India. Although we maintain disaster response plans, such events could require significant time to resume operations to deliver our services to our customers, could decrease demand for our services, could cause us to incur substantial expense and may cause reputational harm, delays in our sales efforts, delays in our products’ development, breaches of data security, and loss of critical data, all of which would harm our business, results of operations, and financial condition. Acts of terrorism would also cause disruptions to the internet or the economy as a whole. In addition, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incident, and our insurance may not be sufficient to compensate us for the losses that could occur.
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
There is continuing debate among certain investors, regulators, customers, employees, and other stakeholders concerning ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are not in line with their philosophy. We may also face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
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
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: dedicated cybersecurity staff, including a 24/7 security operations center monitoring for and responding to threat activity, incident response plans and processes, vulnerability management, secure software development, static and dynamic code scanning for vulnerabilities, open-source software scanning, internal and third-party penetration testing, a bug bounty program, internal audit and assurance of security controls, disaster recovery/business continuity plans, attainment and maintenance of industry-standard security certifications, identity and access management, asset management, tracking and disposal, encryption, access controls, third-party risk management, phish testing and reporting, employee security awareness training, and maintaining cybersecurity insurance.
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
The Audit Committee receives reports as part of its quarterly meetings from our CISO concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. Our board also receives periodic reports (at least annually) from our CISO regarding the overall cybersecurity landscape, including material related to cybersecurity threats, risk, and mitigation.
Item 2.    Properties
Our headquarters office is located in San Mateo, California, where we lease more than 20,000 square feet under a lease that expires in July 2026. We also maintain additional offices in the United States and internationally, including Denver, Seattle, and West Haven; our principal engineering facility in Chennai, as well as offices in Bangalore and Hyderabad in India; and other offices in London, United Kingdom; Paris, France; Berlin, Germany; Utrecht, Netherlands; and Sydney and Melbourne, Australia. These offices are leased, and we do not own any real property. We may continue to open up satellite offices in strategic locations to gain access to new talent markets and to facilitate business operations. We believe that the facilities we occupy are suitable to meet our current needs.
Item 3.    Legal Proceedings
The information required to be set forth under this Item 3 is incorporated by reference to Note 9—Commitments and Contingencies — Litigation and Loss Contingencies in the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures
None.

Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol "FRSH" since September 22, 2021. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is not listed on any stock exchange nor traded on any public market.
As of February 14, 2025, there were 34 and 37 registered holders of our Class A and Class B common stock, respectively. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 22, 2021 (the date that our Class A common stock commenced trading on the Nasdaq Capital Market) through December 31, 2024 with (ii) the cumulative total return of the NASDAQ Composite Index, the Standard & Poor's (S&P) 500 Index and the S&P 500 Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 22, 2021 and the reinvestment of dividends. The graph uses the closing market price on September 22, 2021 of $47.55 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN
$200
$150
$100
$50
$0
22-Sep-21
31-Dec-21
31-Dec-22
31-Dec-23
31-Dec-24
FRSH
NASDAQ Composite
S&P 500
S&P 500 IT

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes repurchase of our Class A common stock made by or on behalf of us or any of our "affiliated purchasers" as defined in Rule 10b-19(a)(3) under the Exchange Act during each month during the three months ended December 31, 2024 (in thousands, except share amount and average price paid per share amount):

Period by fiscal month	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares repurchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
October 1, 2024 - October 31, 2024	—	$—	—	$—
November 1, 2024 to November 30, 2024	—	$—	—	$400,000
December 1, 2024 to December 31, 2024	985,234	$15.77	985,234	$384,465
Total	985,234		985,234
(1)    All of the shares purchased during the three months ended December 31, 2024 were acquired pursuant to our publicly announced share repurchase program described in footnote 3 below.
(2)     The average price paid per share includes brokerage commissions.
(3)     On November 6, 2024, we publicly announced that our board of directors had approved a share repurchase program, which authorized the repurchase of up to $400 million of our outstanding Class A common stock. Under the repurchase program, we may repurchase shares of our outstanding Class A common stock from time to time in the open market, through privately negotiated transactions and/or other means in compliance with the Exchange Act and the rules and regulations thereunder. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of common stock under this authorization. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion, and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. The repurchase program may be suspended or discontinued at any time.

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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2024.

Overview
We provide people-first, AI service software that organizations use to deliver exceptional customer and employee experiences. We provide our solutions in two product families: Customer Experience (CX) and Employee Experience (EX). CX products include Freshdesk, Freshdesk Omni, Freshchat, Freshsales, and Freshmarketer. EX products include Freshservice, Freshservice for Business Teams and Device42. Our latest generative AI solutions, Freddy AI Agent and Freddy AI Copilot, further enhance the customer and employee experience. Freddy AI Agent offers always-on, autonomous, personalized resolutions to customer and employee queries. Freddy AI Copilot provides always-on contextual assistance for customer support, employee support, marketing and sales use cases to boost productivity. Currently, over 72,000 companies choose Freshworks' uncomplicated solutions to increase efficiency and loyalty.
In June 2024, we acquired all outstanding shares of D42 Parent, Inc., an IT asset management company for approximately $238.1 million, which primarily consisted of $225.3 million in cash, and approximately $12.9 million of common stock and stock options. Our consolidated financial statements and key business metrics as of and for the year ended December 31, 2024 include D42 Parent, Inc. since the acquisition date.
We generate revenue primarily from the sale of subscriptions for accessing our cloud-based software products over the contract term. We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. We also sell professional services that include product configuration, data migration, systems integration, and training. With the acquisition of D42 Parent, Inc. in June 2024, we also sell software licenses with associated maintenance.
Our customer base and operations have scaled over time. Our total revenue was $720.4 million, $596.4 million and $498.0 million in the years ended December 31, 2024, 2023 and 2022, respectively, representing year-over-year growth rates of 21% and 20%, respectively. We incurred operating losses of $138.6 million, $170.2 million and $233.4 million in the years ended December 31, 2024, 2023 and 2022, respectively, and our net losses were $95.4 million, $137.4 million and $232.1 million in the years ended December 31, 2024, 2023 and 2022, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, and geopolitical developments have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services. For example, during fiscal 2024, our net dollar retention rate was adversely impacted by lower expansion within existing customers driven by macroeconomic pressures and we expect these pressures to persist for the foreseeable future. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth historically and volatility in the foreign currency market may still exist. For each of the years ended December 31, 2024, 2023, and 2022 we had approximately 27%, 27%, and 26%, respectively, of revenue exposure related to the euro and British pound. If adverse conditions arise, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
Given our business model is primarily subscription-based, the effects of the macroeconomic conditions may not be fully reflected in our revenue until future periods. The ultimate impact on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which this will affect our business, future results of operations, and financial condition. See the section titled “Risk Factors” for further discussion of the challenges and risks we have encountered and could encounter related to these macroeconomic events.
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
Acquiring New Customers
We will continue to invest in acquiring new customers across all of our products. We believe that our focus on offering products that delight our users facilitates our go-to-market strategy, which is designed to be product-led and self-service in nature, reducing the friction new customers have to overcome to adopt our products within their organization. Our approach to acquiring new customers allows us to benefit from user-driven, organic adoption of our products across organizations of all sizes, as well as enable our customers to standardize on our products across the organization. As of December 31, 2024 and 2023, we had more than 72,200 and 67,100 paying customers, respectively.
We have made and continue to make significant investments in strengthening our outbound sales motion to enable adoption of department-specific and organization-wide use cases for mid-market and enterprise customers. We believe that larger businesses can benefit from implementing multiple Freshworks products, as once they are a customer they are able to expand their use of these products. We define annual recurring revenue (ARR) as the sum total of the subscription, software license, and maintenance revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions, and assuming that revenues are recognized ratably over the term of the contract. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers. As of December 31, 2024 and 2023, 22,558 and 20,261 of our customers contributed more than $5,000 in ARR, respectively, demonstrating the broad appeal of our products to customers of all sizes and geographies, and as of December 31, 2024 and 2023, customers contributing more than $5,000 in ARR represented 90% and 89% of total ARR, respectively. We believe that the number of customers that contribute more than $5,000 in ARR is an indicator of our success in expanding upmarket to larger businesses.
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
We measure the rate of expansion within our customer base using net dollar retention rate (as defined under Key Business Metrics), and we believe that our net dollar retention rate demonstrates our rate of expansion within our existing customer base. Our net dollar retention rate was 103% and 108% as of December 31, 2024 and December 31, 2023, respectively. On constant currency basis, our net dollar retention rate was 105% which was a decrease from prior year primarily due to lower expansion within existing customers driven by macroeconomic pressures offset by the addition of Device42 and a slight improvement in our overall churn rate. These macroeconomic events could adversely affect demand for our products and services and we expect these pressures to persist for the foreseeable future
We have a significant opportunity to expand within our existing customer base and substantially increase the number of customers that purchase multiple Freshworks products. As of December 31, 2024, approximately 36% of our customers purchased two or more Freshworks products, which includes customers on our Freshdesk Omni and Freshsales Suite subscription plans counting as customers who purchased multiple products. These customers represented 46% of total ARR as of December 31, 2024, illustrating the large opportunity we have to sell additional products to our current customer base and drive growth.
We continue to increase the number of customers that have entered into larger subscriptions with us. We had approximately 3,053 customers each contributing $50,000 or more in ARR as of December 31, 2024, representing an increase of 22% compared to 2,497 customers as of December 31, 2023. As of December 31, 2024 and December 31, 2023, customers contributing more than $50,000 in ARR represented approximately 50% and 48% of total ARR, respectively. We believe that the number of customers contributing $50,000 or more in ARR indicates the strategic importance of our products for our customers and our ability to both initially land significant accounts or grow customers into significant accounts over time. No single customer accounted for more than 1% of ARR and our top 10 customers represented less than 5% of ARR as of December 31, 2024, and we have no significant concentration in a specific industry vertical.
Investing in Our Growth
We believe that we are early in addressing our large market opportunity and we intend to continue to make investments to support the growth and expansion of our business. We have a track record of bringing new products to market and scaling these new products over time. As of December 31, 2024, we have two primary products with over $100 million in ARR, Freshdesk and Freshservice. We intend to invest in growing our research and development team to extend the functionality of our solutions and continue to bring new solutions to market. Our investments in our Neo platform have helped us accelerate the pace of innovation.
We believe that our market remains largely underserved. We intend to invest aggressively in our direct and indirect sales and marketing capabilities, including investments in our outbound sales motion. We have been global from our earliest product sales and our global footprint continues to expand, with customers in approximately 170 countries. During the year ended December 31, 2024, 46%, 38%, and 16% of our revenue was derived from customers in North America; Europe, Middle East and Africa; and the rest of the world, respectively. We have a significant opportunity to further expand globally. We plan to support more languages, recruit partners, hire sales and customer service personnel in additional countries as needed, and expand our presence in countries where we already operate. A critical part of our go-to-market strategy has been our broad and diverse set of partners that enrich our offerings, scale our geographic coverage, and help us reach a broader audience than we would be able to reach on our own, thus amplifying our go-to-market investments. We plan to continue to invest in growing our partner ecosystem to fuel additional customer acquisition and expand use cases within our existing customer base.
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

	December 31,
	2024	2023	2022
Number of customers contributing more than $5,000 in ARR	22,558	20,261	17,722
ARR from customers contributing more than $5,000 in ARR as a percent of total ARR	90%	89%	87%
Net dollar retention rate	103%	108%	108%

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
Net Dollar Retention Rate
Our net dollar retention rate measures our ability to increase revenue across our existing customer base through expansion of users and products associated with a customer as offset by our churn and contraction in the number of users and products associated with a customer. To calculate net dollar retention rate as of a particular date, we first determine "Entering ARR," which is ARR from the population of our customers as of 12 months prior to the end of the reporting period. We then calculate the "Ending ARR" which is ARR from the same set of customers as of the end of the reporting period. We then divide the Ending ARR by the Entering ARR to arrive at our net dollar retention rate. Ending ARR includes upsells, cross-sells, renewals, and expansion as a result of acquisitions during the measurement period and is net of any contraction or attrition over this period.
We define ARR as the sum total of subscription, software license, and maintenance revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions, and assuming that revenues are recognized ratably over the term of the contract. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 14%, 17%, and 20% of ARR as of December 31, 2024, 2023 and 2022, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention rate.
Our net dollar retention rate was 103% and 108% as of December 31, 2024 and 2023, respectively. Net dollar retention rate decreased from prior year primarily due to lower expansion within existing customers driven by macroeconomic pressures and an unfavorable foreign currency impact, offset by the addition of Device42 and a slight improvement in our overall churn rate. We expect our net dollar retention rate could fluctuate in future periods due to a number of factors, including, but not limited to, difficult macroeconomic conditions, our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue, costs and expenses and related disclosures during the applicable periods. We base our estimates, assumptions, and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis.
Our significant accounting policies are discussed in detail in Note 2—Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of Part II of this 10-K. The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We derive revenue from subscription fees, related professional services, and following the acquisition of D42 Parent, Inc. in June 2024, software licenses. We sell subscriptions for our cloud-based solutions directly to customers and indirectly through channel partners through arrangements that are non-cancelable and non-refundable. Our subscription arrangements do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service arrangements. We also sell software licenses with associated maintenance and professional services based on product offerings introduced upon the acquisition of D42 Parent, Inc. in June 2024. Software license revenue is recognized upon making the software available to the customer and maintenance revenue is recognized as support and updates are provided, which is generally ratably over the contract term. We record revenue net of sales or value-added taxes.
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
Software License Revenue
Software license revenue is generally sold as bundled arrangements that include the rights to a software license and maintenance and cloud-based software in some cases. Software license revenue consists of term licenses and is recognized upfront, upon making the software available to the customer. The associated software maintenance revenue is generally recognized ratably over the contract term as support and updates are provided to the customers over the term of the arrangement.
Customers with Multiple Performance Obligations
Some of our contracts with customers contain both subscriptions, professional services and software licenses. For these contracts, we account for individual performance obligations separately. The transaction price is allocated to the separate performance obligations on the basis of relative standalone selling price (SSP). We determine SSP by taking into consideration historical selling price of these performance obligations in similar transactions, as well as current pricing practices and other observable inputs including, but not limited to, customer size and geography. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.
Evaluating the terms and conditions of our customer contracts for appropriate revenue recognition and determining whether products and services are considered distinct performance obligations may require significant judgment. Judgment is also used to estimate the contract's transaction price and allocate it to each performance obligation.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are incremental costs that are associated with acquiring customer contracts and consist primarily of sales commissions and the associated payroll taxes and certain referral fees paid to third party resellers. The costs incurred upon the execution of initial and expansion contracts are primarily deferred and amortized over an estimated benefit period of three years. The estimated benefit period is determined by taking into consideration our contracts with customers, technology life cycle and other factors. We consider the estimated benefit period to exceed the initial contract term for certain costs because of anticipated renewals and because sales commission rates for renewal contracts are not commensurate with sales commissions for initial contracts. Significant judgment is used to determine the benefit period by taking into consideration our technology life cycle and an estimated customer relationship period, including expected contract renewals.
Stock-Based Compensation
We issue stock options and RSUs to employees, consultants, and directors, and stock purchase rights granted under the 2021 Employee Stock Purchase Plan (ESPP) to employees based on their estimated fair value on the date of the grant. Stock-based compensation expense related to stock options and ESPP is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period, which is the vesting period of the respective awards. Forfeitures are accounted for when they occur.
Prior to our Initial Public Offering (IPO), we determined the fair value of the common stock underlying stock options and RSUs by considering numerous objective and subjective factors including, but not limited to: (i) independent third-party valuations, (ii) the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to its common stock, (iii) the lack of marketability of the common stock, (iv) current business conditions and financial projections, and (iv) the likelihood of achieving an IPO or sale event. Subsequent to the IPO, the fair values of stock options and the stock purchase rights under the ESPP are estimated using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions represent our best estimates and involve inherent uncertainties and the application of our judgment.
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
Changes in the assumptions, which are subjective and generally require significant analysis and judgment to develop, can materially affect the valuation of our equity awards and impact how much stock-based compensation expense is recognized.
Leases
We determine whether an arrangement constitutes a lease and record lease liabilities and right-of-use assets on our consolidated balance sheets at the lease commencement date. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on either the rate implicit in the lease or our incremental borrowing rate (the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease), whichever is more readily determinable. The incremental borrowing rate is based on an estimate of our expected unsecured borrowing rate for our notes, adjusted for tenor and collateralized security features. We estimate the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance: non-GAAP income (loss) from operations, non-GAAP net income (loss), and free cash flow. We use these non-GAAP financial measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe these non-GAAP financial measures may be helpful to investors because they provide consistency and comparability with past financial performance.
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
•Restructuring charges. We exclude restructuring charges, which primarily consist of employee severance and other employee termination benefits associated with the restructuring plan initiated in November 2024, from our non-GAAP financial measures, because we do not believe these expenses have a direct correlation to the operating performance of our business.
•Income tax effect and adjustments. We exclude the income tax effect of the above adjustments and income tax effect associated with acquisitions from our non-GAAP financial measures. We exclude these costs because we do not believe these expenses have a direct correlation to the operating performance of our business.
Non-GAAP Income (Loss) From Operations and Non-GAAP Net Income (Loss)
We define non-GAAP income (loss) from operations as GAAP loss from operations excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, and restructuring charges.
We define non-GAAP net income (loss) as GAAP net loss, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, and restructuring charges, and income tax adjustments.
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP income (loss) from operations and our GAAP net loss to our non-GAAP net income (loss) for each of the periods presented (in thousands):
Non-GAAP Income (Loss) from Operations

	Year Ended December 31,
	2024	2023	2022
Loss from operations	$(138,610)	$(170,172)	$(233,372)
Non-GAAP adjustments:
Stock-based compensation expense	216,706	210,707	207,696
Employer payroll taxes on employee stock transactions	3,223	3,711	1,827
Amortization of acquired intangibles	8,160	303	1,591
Restructuring charges	9,664	—	—
Non-GAAP income (loss) from operations	$99,143	$44,549	$(22,258)

Non-GAAP Net Income (Loss)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(95,368)	$(137,436)	$(232,132)
Non-GAAP adjustments:
Stock-based compensation expense	216,706	210,707	207,696
Employer payroll taxes on employee stock transactions	3,223	3,711	1,827
Amortization of acquired intangibles	8,160	303	1,591
Restructuring charges	9,664	—	—
Income tax adjustments	(12,017)	1,398	1,978
Non-GAAP net income (loss)	$130,368	$78,683	$(19,040)
Free Cash Flow
We define free cash flow as net cash provided by (used in) operating activities, less purchases of property and equipment, and capitalized internal-use software costs. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash from our core operations after purchases of property and equipment. Free cash flow is a measure to determine, among other things, cash available for strategic initiatives, including further investments in our business and potential acquisitions of businesses.

The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$160,646	$86,178	$(2,525)
Less:
Purchases of property and equipment	(9,177)	(2,069)	(7,129)
Capitalized internal-use software	(5,485)	(6,271)	(5,116)
Free cash flow, including restructuring costs (1)	$145,984	$77,838	$(14,770)
Net cash provided by (used in) investing activities	$38,803	$158,499	$(284,827)
Net cash used in financing activities	$(67,260)	$(60,619)	$(156,354)
(1) Free cash flow includes $7.3 million of restructuring costs paid during the year ended December 31, 2024.
Components of Our Results of Operations
Revenue
Substantially all of our revenue is derived from subscriptions, which is comprised of fees paid by customers for accessing our cloud-based software products during the term of the subscription. Subscription revenue is recognized ratably over the contract term beginning on the commencement date of each subscription, which is the date that the cloud-based software is made available to customers. We also sell software licenses with associated maintenance and professional services based on product offerings introduced upon the acquisition of D42 Parent, Inc. in June 2024. Software license revenue is recognized upon making the software available to the customer and maintenance revenue is recognized as support and updates are provided, which is generally ratably over the contract term.
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
Sales and Marketing. Sales and marketing expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for our sales personnel and certain executives, sales commissions for our sales force and reseller commissions for our channel sales partners, as well as costs associated with marketing activities, travel and entertainment costs, software license fees, and rental of office premises. Sales commissions that are considered incremental costs incurred to obtain contracts with customers, are deferred and amortized over the benefit period of three years. Marketing activities include online lead generation, advertising, and promotional events.
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
General and Administrative. General and administrative expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for certain executives and other general and administrative personnel, third-party professional services fees, costs of director and officer insurance, and costs associated with acquisitions of businesses, software license fees, and rental of office premises.
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
Restructuring Charges. Restructuring charges primarily consist of employee severance and other employee termination benefits associated with the restructuring plan that we initiated in November 2024. Refer to Note 13—Restructuring Charges of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Interest and Other Income, Net
Interest and other income, net primarily consists of interest income from our investment portfolios, amortization of premium or discount on marketable securities, and foreign currency gains and losses.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to U.S. states and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized. Provision for income taxes could also include changes in valuation allowance. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, as well as non-deductible expenses, such as stock-based compensation, and changes in our valuation allowance.

Results of Operations
The following tables set forth our consolidated statements of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$720,420	$596,432	$497,999
Cost of revenue (1)	113,330	103,369	95,772
Gross profit	607,090	493,063	402,227
Operating expenses:
Research and development (1)	164,590	137,756	135,543
Sales and marketing (1)	390,817	357,781	343,207
General and administrative (1)	180,629	167,698	156,849
Restructuring charges	9,664	—	—
Total operating expenses	745,700	663,235	635,599
Loss from operations	(138,610)	(170,172)	(233,372)
Interest and other income, net	47,773	46,403	12,582
Loss before income taxes	(90,837)	(123,769)	(220,790)
Provision for income taxes	4,531	13,667	11,342
Net loss	$(95,368)	$(137,436)	$(232,132)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$6,565	$6,774	$7,039
Research and development (1)	41,512	37,524	36,413
Sales and marketing (2)	63,219	66,755	64,328
General and administration (3)	105,410	99,654	99,916
Total stock-based compensation expense	$216,706	$210,707	$207,696
(1) Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2) Sales and marketing expense for the years ended December 31, 2024, 2023, and 2022 includes $6.5 million, $9.6 million, and $3.2 million, respectively, of stock-based compensation expense associated with RSUs, PRSUs and options granted to the President. After the appointment of the President as our Chief Executive Officer, stock-based compensation expenses were included in General and Administrative.
(3) General and administrative expense includes stock-based compensation expense associated with RSUs and PRSUs primarily granted to the Executive Chairman of $50.4 million, $55.9 million and $55.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table sets forth our consolidated statements of operations for the periods presented, as a percentage of revenue:

	Year Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Cost of revenue	16	17	19
Gross profit	84	83	81
Operating expense:
Research and development	23	23	27
Sales and marketing	54	60	69
General administrative	25	29	32
Restructuring charges	2	—	—
Total operating expenses	104	112	128
Loss from operations	(20)	(29)	(47)
Interest and other income, net	7	8	2
Loss before income taxes	(13)	(21)	(45)
Provision for income taxes	1	2	2
Net loss	(14)%	(23)%	(47)%
Comparison of Fiscal Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	$710,744	$582,868	$127,876	22%
Professional services	$9,676	$13,564	$(3,888)	(29%)
Total revenue	$720,420	$596,432	$123,988	21%
Revenue increased by $124.0 million, or 21%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Of the total increase in revenue, approximately $74.3 million was attributable to revenue from existing customers as of December 31, 2023, net of contraction and churn, and approximately $49.7 million was attributable to revenue from new customers acquired during the year ended December 31, 2024, net of contraction and churn, as well as all revenue from D42 Parent, Inc. during the year. Our net dollar retention rate of 103% for the year ended December 31, 2024 reflects the expansion within existing customers and the sale of additional products to these customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$113,330	$103,369	$9,961	10%
Gross margin	84%	83%
Cost of revenue increased by $10.0 million, or 10%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to increases of $2.8 million in amortization of developed technology, $1.8 million in software license fees, $1.6 million in third-party hosting costs, $1.3 million in professional service fees, and $1.2 million in personnel-related costs. Our gross margin increased to 84% from 83% as we increased revenue and realized benefits from economies of scale primarily related to our third-party hosting costs.

Operating Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$164,590	$137,756	$26,834	19%
Sales and marketing	390,817	357,781	33,036	9%
General and administrative	180,629	167,698	12,931	8%
Restructuring charges	9,664	—	9,664	100%
Total operating expenses	$745,700	$663,235	$82,465
The increases in our operating expenses in the year ended December 31, 2024 compared to the year ended December 31, 2023 were primarily driven by increases in personnel-related costs due to annual compensation adjustments, net of certain changes in employee incentives, changes in stock-based compensation expense, and increases in advertising, marketing and branding expenses and professional service fees.
Research and Development
Research and development expense increased by $26.8 million, or 19%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to increases of $17.8 million in personnel-related costs due to compensation adjustments, $4.0 million in stock-based compensation expense, and $2.2 million in software license and third-party hosting fees.
Sales and Marketing
Sales and marketing expense increased by $33.0 million, or 9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to increases of $16.9 million in personnel-related costs due to compensation adjustments, $4.7 million amortization of acquired intangible assets, $4.0 million in advertising, branding and event costs, $2.7 million in travel related expenses for events, $2.3 million in reseller commissions, $2.3 million in professional services fees, and $1.3 million in software license fees, partially offset by a decrease of $3.5 million in stock-based compensation expense.
General and Administrative
General and administrative expense increased by $12.9 million, or 8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to increases of $7.1 million in personnel-related costs due to compensation adjustments, $5.8 million in stock-based compensation expenses, $1.1 million in professional services fees, comprised primarily of legal, accounting, and consulting fees, partially offset by decreases of $1.7 million in tax reserves in accordance with ASC 450 and $1.6 million in directors and officers insurance.
Restructuring Charges
Restructuring charges of $9.7 million for the year ended December 31, 2024, consisted of employee severance and termination benefits related to a restructuring plan that we initiated in November 2024.
Interest and Other Income, Net

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$51,696	$45,895	$5,801	13%
Other income (expense) net	(3,923)	508	(4,431)	*
Interest and other income, net	$47,773	$46,403	$1,370	3%
•not meaningful
Interest income increased by $5.8 million primarily due to higher interest rates and increased interest income earned on larger balances maintained in our marketable securities portfolios.

Other income (expense), net changed by $4.4 million, primarily due to an unfavorable impact from changes in British pound against the U.S. dollar.
Provision for Income Taxes

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$4,531	$13,667	$(9,136)	(67%)
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the years ended December 31, 2024 and 2023, we recorded a provision for income taxes of $4.5 million, and $13.7 million, respectively, on loss before taxes of $90.8 million and $123.8 million, respectively. The effective tax rates for the years ended December 31, 2024 and 2023 were (5.0)% and (11.0)% respectively. The effective tax rates differ from the statutory rate of 21% primarily due to nondeductible compensation and change in the valuation allowance. The $9.1 million decrease in tax expense was primarily related to the tax benefit of $14.3 million from D42 Parent, Inc. acquisition, partially offset by higher tax expenses due to higher pre-tax earnings from foreign subsidiaries.
Liquidity and Capital Resources
As of December 31, 2024 our principal sources of liquidity were cash and cash equivalents of $620.3 million and marketable securities of $449.8 million, which were primarily held for working capital resources. As of December 31, 2024, we had an accumulated deficit of $3.7 billion. Our operating activities resulted in cash inflows of $160.6 million for the year ended December 31, 2024.
As of December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Our material cash requirements from known contractual obligations consists of our obligations under operating leases for office space and contractual obligations for third-party cloud infrastructure. See Item 8 of Part I, "Financial Statements and Supplementary Data — Note 8—Leases and Note 9—Commitments and Contingencies" for additional discussion of our principal contractual commitments.
In November 2024, our board of directors approved the share repurchase program, which authorized the repurchase of up to $400 million of our outstanding Class A common stock. Under the repurchase program, we may repurchase shares of our outstanding Class A common stock from time to time in the open market, through privately negotiated transactions and/or other means in compliance with the Exchange Act and the rules and regulations thereunder. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of common stock under this authorization. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion, and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. The repurchase program may be suspended or discontinued at any time. For the year ended December 31, 2024, we repurchased a total of 985,234 shares of Class A common stock under this program in open market transactions for an aggregate purchase price of $15.5 million. As of December 31, 2024, $384.5 million remained available for future share repurchases.
We believe our existing sources of liquidity will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of our existing cash available balances, cash flow from operations, and issuances of equity securities or debt offerings, as needed. Our future capital requirements will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and other business initiatives and the continuing market adoption of our products. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing in connection with such activities. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict our operational flexibility. Any additional equity or convertible debt financing may be dilutive to stockholders. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$160,646	$86,178	$(2,525)
Net cash provided by investing activities	$38,803	$158,499	$(284,827)
Net cash used in financing activities	$(67,260)	$(60,619)	$(156,354)
Operating Activities
Net cash provided by operating activities of $160.6 million for the year ended December 31, 2024 reflects our net loss of $95.4 million, adjusted for non-cash items such as stock-based compensation of $216.7 million, amortization of deferred contract acquisition costs of $28.6 million, depreciation and amortization of $19.4 million, non-cash lease expense of $8.8 million, offset by $16.0 million from discount amortization on marketable securities and $12.6 million from changes in deferred income taxes. Additionally, net cash inflows from changes in operating assets and liabilities were $9.7 million. The net cash inflows from changes in operating assets and liabilities were due to increases of operating liabilities of $54.8 million in deferred revenue and $14.5 million in accrued and other liabilities; partially offset by increases in operating assets of $34.5 million in deferred contract acquisition costs, $17.1 million in accounts receivable, $1.4 million in prepaid expenses and other assets and decreases of operating liabilities of $4.3 million in operating lease liabilities and $2.2 million in accounts payable.
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
Investing Activities
Net cash provided by investing activities of $38.8 million for the year ended December 31, 2024 consisted of $267.1 million in proceeds from maturities and sales, net of purchases of marketable securities; partially offset by $213.9 million cash paid for the business combination, net of cash acquired, $8.9 million in purchases, net of proceeds from sale, of property and equipment, and $5.5 million related to the capitalization of internal-use software.
Net cash provided by investing activities of $158.5 million for the year ended December 31, 2023 consisted of $166.7 million in proceeds from maturities and sales, net of purchases of marketable securities; partially offset by $2.0 million in purchases, net of proceeds from sale of property and equipment, and $6.3 million related to the capitalization of internal-use software.
Financing Activities
Net cash used in financing activities of $67.3 million for the year ended December 31, 2024 consisted primarily of $60.3 million in payment of withholding taxes on net share settlement of equity awards, $13.7 million cash paid to repurchase shares of our common stock; partially offset by $6.6 million in proceeds from issuance of common stock under our employee stock purchase plan, net.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our consolidated statements of operations. Our consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian rupee, British pound and euro, and may be adversely affected in the future due to changes in foreign exchange rates. Based on a sensitivity analysis we have performed as of December 31, 2024, a hypothetical 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would result in a gain or loss of approximately $8.1 million.
Starting in 2023, to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of December 31, 2024, the total notional amount of outstanding designated foreign currency forward contracts was $50.5 million. The fair value of derivative assets and liabilities as of December 31, 2024, and all related unrealized and realized gains and losses during the year ended December 31, 2024 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds and commercial paper. We had cash and cash equivalents of $620.3 million and marketable securities of $449.8 million as of December 31, 2024. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of December 31, 2024, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash and cash equivalents and marketable securities.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Freshworks Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Freshworks Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively, referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue — Refer to Note 2 and Note 10 to the financial statements
Critical Audit Matter Description
The Company predominately derives its revenue from subscription contracts providing access to the Company’s cloud-based software solutions and related professional services. The Company’s cloud-based software solutions allow customers to use the software without requiring them to take possession of the software and, as a result, are recognized ratably over the contract term. In some cases, the Company will negotiate contractual terms and conditions with customers that deviate from the standard contractual terms and conditions (“non-standard contracts”).
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
February 20, 2025
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Freshworks Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Freshworks Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at D42 Parent Inc., which was acquired on June 6, 2024, and whose financial statements constitute less than 2% of consolidated total assets and approximately 3% of consolidated revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at D42 Parent, Inc.
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
/s/ Deloitte & Touche LLP
San Jose, California
February 20, 2025

Consolidated Financial Statements
FRESHWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$620,315	$488,121
Marketable securities	449,750	699,506
Accounts receivable, net of allowance of $8,885 and $8,562	122,910	97,179
Deferred contract acquisition costs	26,106	22,908
Prepaid expenses and other current assets	46,346	47,832
Total current assets	1,265,427	1,355,546
Property and equipment, net	25,893	22,747
Operating lease right-of-use assets	36,891	32,749
Deferred contract acquisition costs, noncurrent	22,534	19,764
Goodwill	147,014	6,181
Intangible assets, net	90,840	—
Deferred tax assets	8,499	10,013
Other assets	14,786	9,772
Total assets	$1,611,884	$1,456,772
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,619	$3,485
Accrued liabilities	81,933	56,608
Deferred revenue	323,435	266,399
Income tax payable	728	722
Total current liabilities	407,715	327,214
Operating lease liabilities, non-current	30,221	26,795
Other liabilities	36,027	30,501
Total liabilities	473,963	384,510
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized as of December 31, 2024 and 2023, respectively; zero shares issued and outstanding as of December 31, 2024 and 2023	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized as of December 31, 2024 and 2023; 244,965,000 and 208,940,016 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized as of December 31, 2024 and 2023; 58,417,396 and 87,754,921 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1

FRESHWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Additional paid-in capital	4,874,133	4,713,522
Accumulated other comprehensive loss	(338)	(754)
Accumulated deficit	(3,735,877)	(3,640,509)
Total stockholders' equity	1,137,921	1,072,262
Total liabilities and stockholders' equity	$1,611,884	$1,456,772
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$720,420	$596,432	$497,999
Cost of revenue	113,330	103,369	95,772
Gross profit	607,090	493,063	402,227
Operating expense:
Research and development	164,590	137,756	135,543
Sales and marketing	390,817	357,781	343,207
General and administrative	180,629	167,698	156,849
Restructuring charges	9,664	—	—
Total operating expenses	745,700	663,235	635,599
Loss from operations	(138,610)	(170,172)	(233,372)
Interest and other income, net	47,773	46,403	12,582
Loss before income taxes	(90,837)	(123,769)	(220,790)
Provision for income taxes	4,531	13,667	11,342
Net loss	(95,368)	(137,436)	(232,132)
Net loss attributable to common stockholders	$(95,368)	$(137,436)	$(232,132)
Net loss per share attributable to common stockholders - basic and diluted	$(0.32)	$(0.47)	$(0.82)
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	300,843	293,087	284,587
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(95,368)	$(137,436)	$(232,132)
Other comprehensive income (loss), net of taxes:
Changes in unrealized loss on marketable securities	1,310	7,105	(6,684)
Net change on cash flow hedging	(894)	(428)	—
Total other comprehensive income (loss), net of taxes:	$416	$6,677	$(6,684)
Comprehensive loss	$(94,952)	$(130,759)	$(238,816)

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances as of January 1, 2022	273,294	$3	$4,509,724	$(747)	$(3,270,941)	$1,238,039
Issuance of common stock upon exercise of stock options	407	—	109	—	—	109
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for tax purposes	14,570	—	(167,745)	—	—	(167,745)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	822		10,870			10,870
Stock-based compensation	—	—	209,361	—	—	209,361
Unrealized loss on marketable securities	—	—	—	(6,684)	—	(6,684)
Net loss	—	—	—	—	(232,132)	(232,132)
Balances as of December 31, 2022	289,093	3	4,562,319	(7,431)	(3,503,073)	1,051,818
Issuance of common stock upon exercise of stock options	360	—	88	—	—	88
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for tax purposes	6,615	—	(68,621)	—	—	(68,621)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	627	—	7,271	—	—	7,271
Stock-based compensation	—	—	212,465	—	—	212,465
Unrealized loss on marketable securities	—	—	—	6,677	—	6,677
Net loss	—	—	—	—	(137,436)	(137,436)
Balances as of December 31, 2023	296,695	$3	$4,713,522	$(754)	$(3,640,509)	$1,072,262
Issuance of common stock upon exercise of stock options	338	—	89	—	—	89
Issuance of common stock and options in connection with acquisition	687	—	12,874	—	—	12,874
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for tax purposes	6,078	—	(59,629)	—	—	(59,629)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	569	—	6,643	—	—	6,643
Repurchase and retirement of common stock	(985)	—	(15,535)	—	—	(15,535)
Stock-based compensation	—	—	216,169	—	—	216,169
Other comprehensive income	—	—	—	416	—	416
Net loss	—	—	—	—	(95,368)	(95,368)
Balances as of December 31, 2024	303,382	$3	$4,874,133	$(338)	$(3,735,877)	$1,137,921
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows Operating Activities:
Net loss	$(95,368)	$(137,436)	$(232,132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,415	12,144	11,504
Amortization of deferred contract acquisition costs	28,556	23,965	18,532
Non-cash lease expense	8,842	7,736	6,195
Stock-based compensation	216,706	210,707	207,696
Discount on amortization on marketable securities	(15,992)	(15,652)	(1,627)
Deferred income taxes	(12,642)	(1,322)	(2,405)
Other	1,397	119	816
Changes in operating assets and liabilities:
Accounts receivable	(17,145)	(26,982)	(18,892)
Deferred contract acquisition costs	(34,524)	(26,962)	(28,560)
Prepaid expenses and other assets	(1,393)	(7,411)	(8,141)
Accounts payable	(2,204)	(2,423)	77
Accrued and other liabilities	14,454	1,839	7,746
Deferred revenue	54,808	60,773	45,453
Operating lease liabilities	(4,264)	(12,917)	(8,787)
Net cash provided by (used in) operating activities	160,646	86,178	(2,525)
Cash Flows from Investing Activities:
Purchases of property and equipment	(9,177)	(2,069)	(7,129)
Proceeds from sale of property and equipment	279	110	137
Capitalized internal-use software	(5,485)	(6,271)	(5,116)
Purchases of marketable securities	(620,573)	(842,803)	(848,560)
Sales of marketable securities	—	—	92,786
Maturities and redemptions of marketable securities	887,664	1,009,532	483,055
Business combination, net of cash acquired	(213,905)	—	—
Net cash provided by (used in) investing activities	38,803	158,499	(284,827)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan, net	6,643	7,271	10,870
Proceeds from exercise of stock options	89	88	109
Payment of withholding taxes on net share settlement of equity awards	(60,299)	(67,978)	(167,224)
Payment of deferred offering costs	—	—	(109)
Repurchase of common stock	(13,693)	—	—
Net cash used in financing activities	(67,260)	(60,619)	(156,354)

Net increase (decrease) in cash, cash equivalents and restricted cash	132,189	184,058	(443,706)
Cash, cash equivalents and restricted cash, beginning of period	488,216	304,158	747,864
Cash, cash equivalents and restricted cash, end of period	$620,405	$488,216	$304,158

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$620,315	$488,121	$304,083
Restricted cash included in prepaid expenses and other current assets	3	—	3
Restricted cash included in other assets	87	95	72
Total cash, cash equivalents and restricted cash	$620,405	$488,216	$304,158

Supplemental cash flow information:
Cash paid for taxes	$11,949	$12,034	$13,412
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$13,275	$7,461	$14,903
Stock-based compensation capitalized as internal-use software	$1,358	$1,758	$1,665
Issuance of common stock and options in connection with acquisition	$12,874	$—	$—
Payables related to unsettled common stock repurchases	$1,840	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Freshworks Inc. is a software development company that provides software-as-a-service (SaaS) products that provide people-first, AI service software that organizations use to deliver exceptional customer and employee experiences. We are headquartered in San Mateo, California, and have subsidiaries located in the United States, India, Australia, the United Kingdom, Ireland, Germany, France, the Netherlands, and Singapore.
In June 2024, we acquired all outstanding shares of D42 Parent, Inc., an IT asset management company, for approximately $238.1 million. See Note 6—Business Combination.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Freshworks and its wholly owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency Remeasurement and Transactions
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in interest and other income, net in the consolidated statements of operations, and have not been material for the years ended December 31, 2024, 2023, and 2022.
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

Revenue Recognition
We derive revenue from subscription fees, related professional services, and following the acquisition of D42 Parent, Inc. in June 2024, software licenses.

Subscription Revenue
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
We sell subscriptions to third-party resellers. The price at which subscriptions are sold to the reseller is typically discounted, as compared to the price at which we would sell to an end customer, in order to enable the reseller to realize a margin on the eventual sale to the end customer. As pricing to the reseller is fixed, and we lack visibility into the pricing provided by the reseller to the end customer, reseller revenue is recorded net of any reseller discounts.
Subscription revenue is primarily comprised of fees paid by our customers for accessing our cloud-based software during the term of the arrangement. Cloud-based services allow customers to use our multi-tenant software without requiring them to take possession of the software. Given that access to the cloud-based software represents a series of distinct services that comprise a single performance obligation that is satisfied over time, subscription revenue is recognized ratably over the contract term beginning on the commencement date of each contract, which is the date that the cloud-based software is made available to customers.
Professional Service Revenue
Professional services revenue is comprised of fees charged for services ranging from product configuration, data migration, systems integration, and training. We recognize professional services revenues as services are performed.
Software License Revenue
Software license revenue is generally sold as bundled arrangements that include the rights to a software license and maintenance and cloud-based software in some cases. Software license revenue consists of term licenses and is recognized upfront, upon making the software available to the customer. The associated software maintenance revenue is generally recognized ratably over the contract term as support and updates are provided to the customers over the term of the arrangement.
Customers with Multiple Performance Obligations
Some of our contracts with customers contain both subscriptions and professional services, and software licenses. For these contracts, we account for individual performance obligations separately. The transaction price is allocated to the separate performance obligations on the basis of relative standalone selling price (SSP). We determine SSP by taking into consideration historical selling price of these performance obligations in similar transactions, as well as current pricing practices and other observable inputs including, but not limited to, customer size and geography. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.
Cost of Revenue
Cost of revenue consists mainly of personnel-related expenses (primarily including salaries, related benefits, and stock-based compensation) for employees associated with our cloud-based infrastructure, payment gateway fees, voice, product support, and professional service organizations, as well as costs incurred by us for third-party hosting capabilities. Cost of revenue also includes third-party license fees, amortization of acquired intangibles, amortization of capitalized internal-use software, and allocation of general overhead expenses such as facilities and information technology.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel-related expenses (primarily including salaries, related benefits, and stock-based compensation) for our product development employees. Research and development expenses also include non-personnel-related expenses such as third-party services for product development and consulting expenses, depreciation expense related to equipment used in research and development activities, and allocation of our general overhead expenses.
Advertising Costs
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. We recognized $41.4 million, $41.2 million, and $47.2 million of advertising costs for the years ended December 31, 2024, 2023, and 2022, respectively.

Stock-Based Compensation
We issue stock options and restricted stock units (RSUs) to employees, consultants and directors under our 2021 Equity Incentive Plan (2021 Plan) and stock purchase rights granted under the 2021 Employee Stock Purchase Plan (ESPP) to employees based on the estimated fair value on the date of the grant. Stock-based compensation expense related to stock options and RSUs under the 2021 Plan and stock purchase rights under the ESPP is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period, which is the vesting period of the respective awards. Forfeitures are accounted for when they occur.
The fair value of RSUs is based on the closing market price of our Class A common stock on the date of the grant. Prior to the Initial Public Offering (IPO) in 2021, we determined the fair value of the common stock underlying stock options and RSUs by considering numerous objective and subjective factors including, but not limited to: (i) independent third-party valuations, (ii) the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to its common stock, (iii) the lack of marketability of the common stock, (iv) current business conditions and financial projections, and (iv) the likelihood of achieving an IPO or sale event. Subsequent to the IPO, the fair values of stock options and the stock purchase rights under the ESPP are estimated using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions represent our best estimates and involve inherent uncertainties and the application of our judgment. The main assumptions used in the Black-Scholes option-pricing model include:
Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method which represents the average of the contractual term of the option and the weighted-average vesting period of the option. We consider this appropriate as there is not sufficient historical information available to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected term for ESPP is the length of time from the grant date to the date on which the stock is purchased by the employees.
Stock price volatility—For the stock price volatility over the expected term where our common stock has sufficient trading history, we generally estimate the stock price volatility using the historical volatility of our own stock. If our common stock lacks sufficient trading history, the stock price volatility over the expected term is estimated based on the historical volatility of comparable companies with similar characteristics to those of ours.
Risk-free interest rate—The risk-free interest rate is based on the yield of the U.S. treasury debt securities commensurate with the expected term.
Dividend yield—Because we have never paid and have no intention to pay cash dividends on our common stock, the dividend yield is zero.
For the performance-based award granted to the then CEO, now Executive Chairman, with both a service-based vesting condition and a market condition (as discussed further in Note 12 —Stockholders' Equity and Stock-Based Compensation), we determined the fair value of the award by using the Monte Carlo simulation model. The main assumptions used in the Monte Carlo simulation model include stock price volatility, risk-free interest rate, dividend yield and the measurement period, which is the period over which our simulated stock prices are used to evaluate the possibility of achieving the specified stock price targets. Since both vesting conditions have to be met for each tranche of the award to ultimately vest, the associated stock-based compensation expense is recognized over the longer of the derived service period or the requisite service period, using the accelerated attribution method.
In February 2024, the Board approved performance awards (PRSUs) to be granted to certain members of the executive team subject to service and performance-based vesting conditions (referred to as Executive PRSUs in Note 12—Stockholders' Equity and Stock-Based Compensation). The performance-based vesting conditions include revenue and free cash flow targets. The fair value of each Executive PRSU is based on the fair value of our common stock on the date of grant. Stock-based compensation associated with these Executive PRSUs is recognized using the accelerated attribution method over the requisite service period, based on Freshworks' periodic assessment of the probability that the performance will be achieved. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, we have recorded a full valuation allowance against our U.S. deferred tax assets.
We recognized the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
We recognize interest and penalties related to income tax matters as a component of income tax expense.
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits held at financial institutions, money market funds, as well as highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are recorded at cost, which approximates fair value.
Marketable Securities
Marketable securities consist primarily of debt securities such as corporate bonds, commercial paper, U.S. treasury securities, U.S. government agency securities and certificates of deposit. These securities are classified as available-for-sale securities at the time of purchase as they represent funds readily available for current operations, and we have the ability and intent to liquidate them at any time to meet our operating cash needs, if necessary. All available-for-sale debt securities are recorded at their estimated fair value, with changes in fair value recognized as unrealized gains or losses in accumulated other comprehensive income. For available-for-sale debt securities in an unrealized loss position, we evaluate whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. Expected credit losses are recorded in interest and other income, net, on the consolidated statements of income, and any remaining unrealized losses are recognized in accumulated other comprehensive income or loss in the stockholders' equity section of the consolidated balance sheets. Realized gains and losses are determined based on the specific identification method and are reported in interest and other income, net in the consolidated statements of operations. There were no credit losses or impairment on available-for-sale debt securities recognized for the years ended December 31, 2024, 2023, and 2022.
Marketable securities also included mutual funds comprised of certain term bonds. These mutual funds meet certain criteria for equity investments in accordance with ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. Under this guidance, we measure mutual funds at their estimated fair value, with changes in fair value recognized in interest and other income, net in the consolidated statements of operations.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount, net of allowance for credit losses. The allowance is based on our assessment of the collectability of accounts and is recorded as an offset to revenue and deferred revenue. We regularly review the adequacy of the allowance by considering the age of each outstanding invoice and the collection history.
Concentrations of Risk
Financial instruments that potentially expose us to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Our cash and cash equivalents and marketable securities are generally held with large financial institutions and are in excess of the federally insured limits provided on such deposits. In addition, we have cash and cash equivalents held in international bank accounts, which are denominated primarily in euros, British pounds, and Indian rupees.
There were no customers that individually exceeded 10% of our revenue for the years ended December 31, 2024, 2023, and 2022, or that represented 10% or more of our consolidated accounts receivable balance as of December 31, 2024 and 2023.
We primarily rely upon third-party cloud infrastructure partner, Amazon Web Services (AWS), to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact our operations and our business could be adversely impacted.

Derivative Instruments
We enter into foreign currency forward contracts, all of which were designated as cash flow hedges, in order to manage the volatility of cash flows that relate to cost of revenues and operating expenses denominated in Indian rupee. All derivative instruments are measured at fair value based upon quoted market prices for comparable instruments and as such, classified within Level 2 of the fair value hierarchy. Derivative assets and liabilities are presented on a gross basis on the consolidated balance sheets under prepaid expenses and other current assets and accrued liabilities, respectively.
Gains or losses related to cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI) on the consolidated statements of stockholders' equity until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within interest and other income. Changes in the fair value of currency forward exchange contracts due to changes in time value were excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. A majority of the balance related to foreign exchange derivative instruments included in AOCI at December 31, 2024 is expected to be reclassified into earnings within 12 months.
Derivative instruments are classified in the consolidated statements of cash flows as cash from operating activities, which reflect the classification of the underlying hedged transactions.
We do not use derivative financial instruments for trading or speculative purposes.
Entering into derivative instruments exposes us to credit risk to the extent that the counterparties are unable to meet the terms of the contract. We mitigate this credit risk by transacting with major financial institutions with high credit ratings. In addition, we have entered into master netting arrangements that mitigate credit risk by permitting net settlement of transactions. As such, our exposure is not considered significant. We do not have any collateral requirements with counterparties.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are incremental costs that are associated with acquiring customer contracts and consist primarily of sales commissions and the associated payroll taxes and certain referral fees paid to third-party resellers. The costs incurred upon the execution of initial and expansion contracts are primarily deferred and amortized over an estimated benefit period of three years. The estimated benefit period is determined by taking into consideration our contracts with customers, technology life cycle and other factors. We consider the estimated benefit period to exceed the initial contract term for certain costs because of anticipated renewals and because sales commission rates for renewal contracts are not commensurate with sales commissions for initial contracts. We include amortization of deferred commissions in sales and marketing expense in our consolidated statements of operations. There was no impairment loss in relation to the incremental selling costs capitalized for the years ended December 31, 2024, 2023, and 2022.
We have elected to apply the practical expedient under Accounting Standards Codification (ASC) No. 340-40—Other Assets and Deferred Costs to account for costs incurred in obtaining a contract with a benefit period of one year or less as commission expenses. Deferred contract acquisition costs are included in sales and marketing expense in our consolidated statements of operations.
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
Capitalized Internal-Use Software

We capitalize costs incurred in our software development projects and implementation of certain enterprise cloud computing services during the application development stage . Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once the development project is available for general release, capitalization ceases, and we estimate the useful life of the asset and begin amortization. Internal-use software and cloud computing services are amortized on a straight-line basis over its estimated useful life.
Long-Lived Assets (Including Goodwill)
Long-lived assets with finite lives include property and equipment, capitalized internal-use software and right-of-use (ROU) assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.
Goodwill is not amortized but rather is tested for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We elected to bypass the qualitative assessment, and performed a quantitative goodwill impairment test. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge in the amount of such excess is recorded to goodwill, limited to the amount of goodwill. We did not recognize any impairment of goodwill during the years ended December 31, 2024, 2023, and 2022.
Deferred Revenue
Deferred revenue consists of customer billings in advance of revenue being recognized from our subscription and professional services arrangements. Customers are invoiced for subscription service arrangements in advance for monthly, quarterly, semi-annual and annual subscription plans. Our payment terms generally provide that customers pay the invoiced portion of the total arrangement fee either in advance or within 30 days from the invoice date.
Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders are presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the number of weighted-average shares of common stock outstanding during the reporting period. Diluted net loss per share attributable to common stockholders adjusts basic net loss per share for the potentially dilutive impact of outstanding stock options, RSUs, PRSUs, and stock purchases rights granted under the ESPP. The dilutive potential shares are computed using the treasury stock method. Because we have reported net losses for all periods presented, all potentially dilutive securities are considered antidilutive, and accordingly, diluted net loss per share is the same as basic net loss per share.
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
Current service costs are accrued in the period to which they relate. The benefit obligations are calculated by a qualified actuary using the projected unit credit method and the unfunded position is recognized as a liability in the consolidated balance sheets. In measuring the defined benefit obligations, we use a discount rate at the reporting date based on yields of local government treasury bills denominated in the same currency in which the benefits are expected to be paid, with maturities approximating the terms of our obligations.
Because the plan is unfunded, no annual contributions are required to be made as per applicable regulations. Disclosures required under ASC 715—Compensation—Retirement Benefits, have been omitted because we have deemed them immaterial to our consolidated financial statements. The benefit plans had a plan benefit obligation of $11.4 million and $11.9 million as of December 31, 2024 and 2023, respectively. The long-term portion for the amount of $9.6 million and $10.5 million is included in other liabilities in the consolidated balance sheets as of December 31, 2024 and 2023, respectively. The current portion for the amount of $1.8 million and $1.4 million is included in accrued expenses in the consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Leases
We lease office space under operating leases with expiration dates through 2032. We determine whether an arrangement constitutes a lease and records lease liabilities and ROU assets on our consolidated balance sheets at the lease commencement date. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on either the rate implicit in the lease or our incremental borrowing rate (the estimated rate we would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease), whichever is more readily determinable. The incremental borrowing rate is based on an estimate of our expected unsecured borrowing rate for its notes, adjusted for tenor and collateralized security features. Lease liabilities due within 12 months are included within accrued liabilities on our consolidated balance sheets. ROU assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the lease commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to us. We do not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components.
For short-term leases, we record rent expense in our consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.
Restructuring Charges
Costs associated with our restructuring plan primarily consist of severance payments, benefits continuation, and other employee separation costs. In general, we record involuntary employee-related exit costs when we communicate to employees that they are entitled to receive such benefits and the amount can be reasonably estimated. Related costs are included in restructuring charges in the consolidated statements of operations. The remaining restructuring liability is included in accrued liabilities in the consolidated balance sheet.
Recent Accounting Pronouncements
Accounting Standards Recently Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit and loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. This authoritative guidance is required to be applied retrospectively and effective for Freshworks starting in its annual disclosures for 2024 and interim periods starting 2025. We adopted this ASU on January 1, 2024. See Note 11—Segment and Geographic Information for additional details.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to provide more information in the rate reconciliation table and about income taxes paid, including certain disclosures that would be disaggregated by jurisdiction and other categories. This authoritative guidance should be applied prospectively and will be effective for us starting in our annual disclosures for 2025. Retrospective application is permitted. This guidance is only related to disclosures and is not expected to have a significant impact on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses, which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This authoritative guidance is effective for us starting in our annual disclosures for 2027 and interim periods starting 2028. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. This guidance is only related to disclosure and is not expected to have a significant impact on our consolidated financial statements.

3. Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$507,655	$—	$—	$507,655
Total cash equivalents	507,655	—	—	507,655
Debt securities:
U.S. treasury securities	215,773	612	(17)	216,368
U.S. government agency securities	144,474	321	(12)	144,783
Corporate debt securities	62,070	101	(21)	62,150
Certificates of deposit	26,449	—	—	26,449
Total debt securities	448,766	1,034	(50)	449,750
Total cash equivalents and debt securities	$956,421	$1,034	$(50)	$957,405

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$77,832	$—	$—	$77,832
U.S. treasury securities	239,727	22	—	239,749
U.S. government agency securities	8,388	1	—	8,389
Corporate debt securities	36,905	—	—	36,905
Total cash equivalents	362,852	23	—	362,875
Debt securities:
U.S. treasury securities	264,554	339	(398)	264,495
U.S. government agency securities	366,946	571	(824)	366,693
Corporate debt securities	66,777	72	(109)	66,740
Total debt securities	698,277	982	(1,331)	697,928
Total cash equivalents and debt securities	$1,061,129	$1,005	$(1,331)	$1,060,803

The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$13,819	$(16)	$4,993	$(1)	$18,812	$(17)
U.S. government agency securities	8,197	(7)	9,995	(5)	18,192	(12)
Corporate debt securities	7,998	(19)	5,982	(2)	13,980	(21)
Total	$30,014	$(42)	$20,970	$(8)	$50,984	$(50)

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$60,869	$(159)	$42,667	$(239)	$103,536	$(398)
U.S. government agency securities	145,594	(364)	80,455	(460)	226,049	(824)
Corporate debt securities	14,749	(59)	12,934	(50)	27,683	(109)
Total	$221,212	$(582)	$136,056	$(749)	$357,268	$(1,331)
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Due within one year	$396,130	$396,898
Due after one year but within five years	52,636	52,852
Total	$448,766	$449,750
Accrued interest receivable of $3.3 million and $4.4 million was classified as prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.
In addition to available-for-sale debt securities, marketable securities also include term bond mutual funds, which are measured at fair value. As of December 31, 2024 we did not have any term bond mutual funds. As of December 31, 2023, the fair value of the term bond mutual funds was $1.6 million. The change in fair value of the term bond mutual funds is recorded in interest and other income, net in the consolidated statements of operations. The realized and unrealized gains recognized in the consolidated statements of operations for the term bond mutual funds were not material during the years ended December 31, 2024, 2023, and 2022.

4. Fair Value Measurements
We measure our financial assets at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level 1—Inputs are observable and reflect quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
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
We did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of December 31, 2024 and 2023.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$507,655	$—	$507,655
Marketable securities:
U.S. treasury securities	216,368	—	216,368
U.S. government agency securities	—	144,783	144,783
Corporate debt securities	—	62,150	62,150
Certificates of deposit	—	26,449	26,449
Total financial assets	$724,023	$233,382	$957,405

	December 31, 2023
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$77,832	$—	$77,832
U.S. treasury securities	239,749	—	239,749
U.S. government agency securities	—	8,389	8,389
Corporate debt securities	—	36,905	36,905
Marketable securities:
U.S. treasury securities	264,495	—	264,495
U.S. government agency securities	—	366,693	366,693
Corporate debt securities	—	66,740	66,740
Term bond mutual funds	—	1,578	1,578
Total financial assets	$582,076	$480,305	$1,062,381
The fair value of derivative assets and liabilities as of December 31, 2024 and 2023, and all related unrealized and realized gains and losses during the year ended December 31, 2024 and 2023, were not material. As of December 31, 2024 and 2023, the total notional amount of outstanding designated foreign currency forward contacts were $50.5 million and $55.8 million, respectively.

5. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Computers	$19,694	$17,188
Capitalized internal-use software	34,255	28,259
Office equipment	6,700	4,357
Furniture and fixtures	10,066	8,886
Motor vehicles	400	808
Leasehold improvements	7,847	5,768
Construction in progress	13	751
Total property and equipment	78,975	66,017
Less: accumulated depreciation and amortization	(53,082)	(43,270)
Property and equipment, net	$25,893	$22,747
The following table summarizes depreciation expense and internal-use software capitalization and amortization expense for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Capitalization of costs associated with internal-use software	$6,843	$8,029	$6,781
Amortization expense of capitalized internal-use software	5,631	5,106	3,193
Depreciation expense	5,623	6,735	6,720
As of December 31, 2024 and 2023, the net carrying value of capitalized internal-use software was $14.5 million and $14.1 million, respectively.

Accrued and Other Liabilities
The following table summarizes accrued liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Accrued compensation	$28,269	$20,976
Accrued reseller commissions	11,569	9,641
Accrued advertising and marketing expenses	4,414	2,095
Advanced payments from customers	4,487	4,265
Accrued taxes	14,747	10,964
Operating lease liabilities, current	8,073	2,699
Contributions withheld for employee stock purchase plan	1,127	1,298
Unsettled share repurchases	1,840	—
Other accrued expenses	7,407	4,670
Total accrued liabilities	$81,933	$56,608
Noncurrent liabilities include $21.1 million and $22.7 million of long term accrued compensation as of December 31, 2024 and 2023, respectively.
6. Business Combination
In June 2024, we acquired all outstanding shares of D42 Parent, Inc., an IT asset management company. Through the combination, we are able to offer a more comprehensive IT solution for customers. The total purchase price consideration is $238.1 million, which consists of $225.3 million in cash paid, including $11.4 million of cash acquired, $8.9 million in common stock issued, and $3.9 million in assumed and converted stock option awards.
As part of the business combination, we assumed certain unvested, in-the-money options held by D42 Parent, Inc.'s founder, which were converted into 511,770 replacement stock option awards issued pursuant to our 2021 Equity Incentive Plan. These awards have a fair value of $5.7 million and will vest two years from the closing date subject to continued employment. The portion of the fair value of the assumed and converted awards related to pre-combination vesting was $3.9 million and is included as consideration discussed above, and the remaining $1.8 million is post-combination expense that will be recognized as compensation expense over the remaining service period. Refer to Note 12—Stockholders' Equity and Stock-Based Compensation.
Transaction costs associated with the acquisition were approximately $2.1 million for the year ended December 31, 2024 and were recorded in general and administrative expense.
We expect to finalize the valuation as soon as is practicable, but not later than one year from the acquisition date. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)
Assets acquired:
Cash	$11,432
Trade accounts and other receivables	8,916
Prepaid expenses and other current assets	1,792
Customer relationships	67,600
Developed technology	30,700
Trademarks	700
Goodwill	140,833
Total	$261,973
Liabilities assumed:
Accounts payable and other current liabilities	3,510
Deferred revenue	6,080
Deferred tax liability	14,278
Total	23,868
Total purchase price consideration	$238,105
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The goodwill recognized is not deductible for U.S. income tax purposes. We expect to derive value from the combination of D42 Parent, Inc.’s existing customer base, IT asset management technology, and trademarks, as well as through other synergies. The deferred tax liability was primarily driven by the fair value of intangible assets. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of the valuation pertaining to deferred tax liabilities.
The customer relationships, developed technology, and trademarks are amortized on a straight-line basis over their estimated useful lives of 8 years, 6 years, and 1 year, respectively. We used the income approach to estimate the fair value of intangible assets acquired.
We have included the operating results of D42 Parent, Inc. in our consolidated financial statements since the date of the acquisition. The revenue and net loss of D42 Parent, Inc. included in the consolidated statement of operations from the date of acquisition to December 31, 2024 were not material.
The following unaudited supplemental pro forma financial information is provided for informational purposes only and summarizes our combined results of operations as if the acquisition had occurred on January 1, 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$735,591	$631,608
Net loss	(99,999)	(151,546)
The unaudited supplemental pro forma results reflect certain adjustments for the amortization of acquired intangible assets, recognition of stock-based compensation, and acquisition-related transaction expenses. Such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor are they indicative of our future operating results.

7. Goodwill and Intangible Assets, Net
Goodwill
The change in the carrying amounts of goodwill is presented below (in thousands):

Balance as of December 31, 2023	$6,181
Goodwill acquired	140,833
Balance as of December 31, 2024	$147,014
The addition to goodwill during the year ended December 31, 2024 was associated with the acquisition of D42 Parent, Inc.. There was no changes to goodwill during the year ended December 31, 2023.
Intangible Assets, Net
Acquired intangible assets consist of developed technology, customer relationships, and trademarks and are amortized on a straight-line basis over their estimated useful lives. The following table summarizes acquired intangible assets as of December 31, 2024 (amounts in thousands):

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
				(in years)
Developed technology	$41,196	$(13,423)	$27,773	5.4
Customer relationships	69,200	(6,433)	62,767	7.4
Trademarks	$700	$(400)	$300	0.4
Total	$111,096	$(20,256)	$90,840
Total amortization of acquired intangible assets for the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$2,927	$158	$1,191
Sales and marketing	$5,233	145	400
Total amortization expense	$8,160	$303	$1,591
As of December 31, 2024, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,
2025	$13,854
2026	13,553
2027	13,553
2028	13,591
2029	13,553
Thereafter	22,736
Total future amortization	$90,840

8. Leases
We have operating leases primarily for office space. The leases have remaining lease terms of one to eight years, some of which include options to extend the lease for up to six years. Our leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

	Year Ended December 31,
Operating Leases	2024	2023
Operating lease cost	$12,093	$10,415
Short-term lease cost	489	415
Variable lease cost	3,842	3,190
Total lease cost	$16,424	$14,020
The weighted-average remaining term of our operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (in years)	4.34	5.21
Weighted-average discount rate	9.0%	9.1%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Year Ended December 31,
Supplemental Cash Flow Information:	2024	2023
Cash payments included in the measurement of operating lease liabilities	$6,808	$15,526
Operating ROU assets obtained in exchange for lease obligations	13,275	7,461
Maturities of the operating lease liabilities are as follows (in thousands):

Year Ending December 31:	Operating Leases
2025	$12,032
2026	11,278
2027	9,522
2028	8,628
2029	4,335
Thereafter	3,590
Total lease payments	49,385
Less: imputed interest	(11,091)
Present value of operating lease liabilities	$38,294
As of December 31, 2024, there were no future payments related to signed leases that have not yet commenced.

9. Commitments and Contingencies
Contractual Commitments
Our contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. Future minimum payments under our non-cancelable purchase commitments as of December 31, 2024 are presented in the table below (in thousands):

Year ending December 31,	Contractual Commitments
2025	$64,753
2026	72,045
2027	73,569
2028	68,319
2029	133
Total	$278,819
Litigation and Loss Contingencies
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us, certain of our current officers and directors, and underwriters of our initial public offering (IPO). On April 14, 2023, the court-appointed lead plaintiff filed a consolidated amended class action complaint. The complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in the IPO. On September 28, 2023, the court issued an order granting in part and denying in part defendants' motion to dismiss. We and the other defendants continue to vigorously defend against the remaining claims in this action.
On March 20, 2023, a purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants our current directors, as well as Freshworks as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On June 21, 2023, the court stayed the case in light of the pending securities class action. On October 16, 2023, the court extended the stay of the case in light of the pending securities class action. We and the other defendants continue to vigorously defend against the claims in this action.
From time to time, we have been and may be in the future subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. We have received and may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending legal proceedings that we believe will have a material adverse impact on our business or consolidated financial statements.
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including losses arising out of intellectual property infringement claims made by third parties, if we have violated applicable laws, if we are negligent or commit acts of willful misconduct, and other liabilities with respect to our products and services and our business. In these circumstances, payment is typically conditional on the other party making a claim pursuant to the procedures specified in the particular contract. We also indemnify certain of our officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our consolidated financial statements.

10. Revenue From Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue by our service offerings (in thousands):

	Year Ended December 31,
	2024	2023	2022
Subscription services, software licenses and maintenance	$710,744	$582,868	$485,322
Professional services	9,676	13,564	12,677
Total revenue	$720,420	$596,432	$497,999
See Note 11—Segment and Geographic Information for revenue by geographic location.
Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables primarily represent revenue recognized in excess of billings from non-cancellable multi-year contract arrangements. As of December 31, 2024 and 2023, we had $6.3 million and $0.2 million of unbilled receivables, respectively. The increase in unbilled receivable is primarily related to the acquisition of D42 Parent, Inc. and its business. Unbilled receivables are included within accounts receivable, net on the consolidated balance sheets.
The aggregate balance of remaining performance obligations as of December 31, 2024 was $525.3 million. We expect to recognize $380.8 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred revenue consists of customer billings in advance of revenue being recognized from our subscription and professional services arrangements. The following table summarizes the changes in the balance of deferred revenue during the years (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of the year (2)	$266,399	$205,626	$160,173
Add: Billings during the year (1)	781,309	657,205	543,452
Less: Revenue recognized during the year	(720,420)	(596,432)	(497,999)
Balance at end of the year (2)	$327,288	$266,399	$205,626
(1) Includes deferred revenue and unbilled receivables acquired as part of D42 Parent, Inc. acquisition and changes in unbilled receivable.
(2) As of December 31, 2024 and 2023, non-current deferred revenue of $3.9 million and $0 was included in Other Liabilities in the consolidated balance sheets, respectively.

Revenue recognized during the years ended December 31, 2024, 2023, and 2022 from amounts included in deferred revenue at the beginning of these periods was $265.4 million, $204.8 million, and $158.7 million, respectively.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of the year	$42,672	$39,675	$29,647
Add: Contract costs capitalized during the year	34,524	26,962	28,560
Less: Amortization of contract costs during the year	(28,556)	(23,965)	(18,532)
Balance at end of the year	$48,640	$42,672	$39,675
11. Segment and Geographic Information
We operate in a single operating segment composed of the consolidated financial results of Freshworks. Our Chief Executive Officer (CEO) is the chief operating decision maker (CODM) of Freshworks and the key measures of segment profit or loss that our CODM uses to allocate resources and assess performance is our revenue and consolidated net loss. Significant segment expenses reviewed by our CODM for our single operating segment comprise of stock-based compensation, amortization of acquired intangible assets, and other segment expenses. Other segment expenses utilizes operating expenses recognized as research and development, selling and marketing and general and administrative expenses within our consolidated statement of operations less stock-based compensation and amortization of acquired intangible assets, and primarily related to personnel-related costs. Refer to Note 12—Stockholders' Equity and Stock-Based Compensation and Note 7—Goodwill and Intangible Assets, Net for information regarding amounts pertaining to stock-based compensation and amortization of acquired intangibles.
Revenue by geographic location is determined based on the customers' billing address. The following table summarizes revenue by geographic region (in thousands):

	Year Ended December 31,
	2024	2023	2022
North America	$329,934	$266,331	$216,112
Europe, Middle East and Africa	277,851	229,983	193,899
Asia Pacific	91,442	83,109	74,948
Other	21,193	17,009	13,040
Total revenue	$720,420	$596,432	$497,999
Revenue from North America primarily includes revenue from the United States. For the years ended December 31, 2024, 2023 and 2022, revenue generated from the United States was $294.5 million, $235.3 million and $192.2 million, or 41%, 39% and 39% of total consolidated revenue, respectively. The United Kingdom, categorized within Europe, Middle East and Africa in the table above, contributed $94.1 million, $75.1 million and $63.8 million or 13%, 13% and 13% of total consolidated revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	December 31,
	2024	2023
North America	$20,052	$22,635
Europe, Middle East and Africa	8,391	2,244
Asia Pacific	34,341	30,617
Total long-lived assets	$62,784	$55,496
Long-lived assets in North America are primarily located in the United States, and long-lived assets in Asia Pacific are primarily located in India.
12. Stockholders' Equity and Stock-Based Compensation
Common Stock
We have two classes of common stock: Class A common stock and Class B common stock. The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes. Class A and Class B common stock are referred to as common stock throughout these notes to the consolidated financial statements, unless otherwise noted. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
Shares of Class B common stock may be converted to Class A common stock at any time at the option of the stockholder. Shares of Class B common stock automatically convert to Class A common stock upon the following: (1) sale or transfer of such share of Class B common stock, except for certain permitted transfers as described in our amended and restated certificate of incorporation; (2) the death of such Class B common stockholder (or nine months after the date of death if the stockholder is our founder); and (3) on the final conversion date, defined as the earlier of (a) the last trading day of the fiscal year following the seventh anniversary of our IPO; or (b) the date specified by a vote of the holders of a majority of the outstanding shares of Class B common stock, voting as a single class.

Share Repurchase
In November 2024, our board of directors (the Board) approved the share repurchase program, which authorized the repurchase of up to $400 million of our outstanding Class A common stock. Under the repurchase program, we may repurchase shares of our outstanding Class A common stock from time to time in the open market, through privately negotiated transactions and/or other means in compliance with the Exchange Act and the rules and regulations thereunder. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of shares of Class A common stock under this authorization. The timing, manner, price, and amount of any repurchases will be determined by us at our discretion, and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. The repurchase program may be suspended or discontinued at any time.
During the year ended December 31, 2024 we repurchased a total of 985,234 shares of Class A common stock under this program in open market transactions for an aggregate purchase price of $15.5 million, resulting in an average price of $15.77 per share. As of December 31, 2024, $384.5 million remained available for future share repurchases under the program. All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to additional-paid-in capital, or in the absence of additional-paid-in capital, to accumulated deficit, in the consolidated balance sheets.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is comprised of two components — unrealized gains or losses on available-for-sale debt securities and net changes in cash flow hedges.
The following tables shows the changes in the components of accumulated other comprehensive (loss) income:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$(754)	$(7,431)	$(747)
Unrealized gains (losses) on available-for-sale debt securities	1,310	7,105	(6,684)
Net change on cash flow hedging	(894)	(428)	—
Net impact to other comprehensive (loss) income in current period	416	6,677	(6,684)
Ending balance	$(338)	$(754)	$(7,431)
Equity Compensation Plans
In August 2021, the Board adopted the 2021 Plan and the ESPP, effective upon the IPO. Pursuant to the 2021 Plan, the Board may grant incentive stock options to purchase shares of our common stock, non-statutory stock options to purchase shares of our common stock, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance awards (PRSUs) and other awards. The ESPP enables eligible employees to purchase our Class A common stock. Both the 2021 Plan and ESPP include an automatic increase to their shares reserve on January 1 of each year as set forth in the respective plan documents.
In August 2022, the Compensation Committee of the Board adopted the 2022 Inducement Plan (the Inducement Plan) in accordance with Listing Rule 5635(c)(4) of the Nasdaq Stock Market. Under the Inducement Plan, nonstatutory stock options, stock appreciation rights, restricted stock, RSUs, PRSUs and other awards may be granted as an inducement material for eligible persons to enter into employment with us. Upon adoption, we have initially reserved 10,000,000 shares of Class A common stock for issuance under the Inducement Plan.
In September 2022, we hired a President and granted him 1,732,501 RSUs under the Inducement Plan and stock options to purchase up to 1,815,980 shares of Class A common stock, of which stock options to purchase up to 1,776,780 shares of Class A common stock were granted under the Inducement Plan and the remaining under the 2021 Plan. Each award will vest over four years with 25% of the shares vesting on the first anniversary of the grant date and the remaining 75% of the shares vesting in equal quarterly installments thereafter, subject to continued employment.
Shares of common stock reserved for future issuance were as follows (in thousands):

December 31,
2024
2011 Stock Plan:
Options, RSUs and PRSUs outstanding	1,867
2021 Equity Incentive Plan:
Options and RSUs outstanding	19,776
Shares reserved for future award issuances	81,101
2022 Inducement Plan:
Options and RSUs outstanding	2,723
Shares reserved for future award issuances	6,664
2021 Employee Stock Purchase Plan
Shares reserved for future award issuances	12,972
Total awards outstanding and shares of common stock reserved for issuance	125,103
2021 Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of our common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on May 15 and November 15 of each year. The following table summarizes the information on shares purchased under the ESPP for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	2022
Net shares issued under ESPP(1)	569,003	627,371	822,423
Weighted average purchase price	$11.81	$11.88	$13.33
Aggregate net proceeds (in thousands)	$6,643	$7,271	$10,870
(1)     Net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the United States

The ESPP also includes a reset provision for the purchase price if the fair market value of a share of our common stock on the first day of any purchase period is less than or equal to the fair market value of a share of our common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. The modifications did not have a material effect on our stock-based compensation expense during the years ended December 31, 2024, 2023, and 2022.
As of December 31, 2024 and 2023, we have withheld $1.1 million and $1.3 million of contributions from its employees.
During the years ended December 31, 2024, 2023 and 2022, we recognized $5.3 million, $7.6 million and $12.2 million of stock-based compensation expense related to the ESPP, respectively.
Determination of Fair Value of the ESPP
We estimate the fair value of the ESPP using the Black-Scholes option-pricing model, which requires certain complex valuation assumption inputs such as expected term, expected stock price volatility, risk-free interest rate and dividend yield.

The fair value of each of the four purchase periods is estimated separately. The following table summarizes the range of valuation assumptions used in estimating the fair value of the ESPP during the period:

	Year Ended December 31,
Valuation Assumption Inputs	2024	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 1.5	0.5 - 2.0
Stock price volatility	48.3% - 57.2%	47.4% - 77.3%	55.8% - 84.5%
Risk-free interest rate	4.29% - 5.41%	4.47% - 5.38%	1.54% - 4.62%
Dividend yield	0.00%	0.00%	0.00%
Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock at the date of grant, have a 10-year contractual term, and vest over a four-year period.
Stock option activity during the year ended December 31, 2024 is as follows (in thousands, except per share data):

Share Information:	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2023	2,395	$10.39	7.0	$31,368
Assumed and converted options from acquisition (Note 6)	512	$3.26
Stock options exercised	(338)	$0.26
Balance as of December 31, 2024	2,569	$10.3	7.4	$15,066
Options vested and expected to vest as of December 31, 2024	2,569	$10.3	7.4	$15,066
Options exercisable as of December 31, 2024	1,262	$11.08	6.3	$6,425
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of our common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $5.4 million, $6.8 million, and $5.9 million, respectively.
The weighted-average grant date fair value per share of the assumed and converted stock options related to the D42 Parent, Inc. acquisition was $11.09 for the year ended December 31, 2024, of which approximately $1.8 million was related to post-combination services and will be recognized as stock-based compensation over requisite service period of two years (Note 6).
The weighted-average grant date fair value of stock options granted was $8.26 per share during the year ended December 31, 2022. There were no options granted during the years ended December 31, 2024 and 2023.
Determination of Fair Value of Stock Options
We estimate the fair value of stock options using the Black-Scholes option-pricing model, which requires certain complex valuation assumption inputs such as expected term, expected stock price volatility, risk-free interest rate, and dividend yield. The following table summarizes the valuation assumptions used in estimating the fair value of stock options assumed and granted for the years presented:

	Year Ended December 31,
Valuation Assumption Inputs	2024	2022
Expected term (in years)	6.0	6.1
Stock price volatility	65.0%	65.0%
Risk-free interest rate	4.29%	3.37%
Dividend yield	—%	—%
Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and typically vest over a four-year period.

RSU activity, which includes PRSUs, during the year ended December 31, 2024 is as follows (in thousands, except per share data):

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, as of December 31, 2023	26,755	$18.44
Granted (1)	17,482	$19.01
Vested (2)	(9,747)	$18.47
Forfeited/Cancelled (3)	(12,693)	$19.02
Unvested, as of December 31, 2024	21,797	$18.54
(1)    During the year ended December 31, 2024, shares granted includes 0.9 million shares granted to the Executive Chairman as long-term equity incentive award accounted for as a modification. The weighted average grant date fair value was $69.78 per share. Refer to the Executive Chairman Awards discussion below.
(2)    During the year ended December 31, 2024 total shares that vested were 9.7 million, of which 3.7 million shares were withheld for tax purposes.
(3)     Shares forfeited includes the cancellation of the 2021 Executive Chairman Performance Award consisting of 6,000,000 PRSUs discussed in the Executive Chairman Awards section below.

The total fair value of vested RSUs during the years ended December 31, 2024, 2023, and 2022 were $180.0 million, $175.3 million, and $235.0 million, respectively.
Performance-Based Awards
Executive Chairman Awards
In May 2019, the Board approved a grant of 166,390 shares PRSUs to our then CEO, now current Executive Chairman. The vesting of these PRSUs is contingent upon the satisfaction of certain milestones. The revenue-related milestone and the liquidity event condition were met prior to December 31, 2021. Upon completion of the milestones, the time-based vesting was the only condition yet to be satisfied over the remaining requisite service period. All shares related to this grant were vested as of December 31, 2023.
In September 2021, the Board approved a grant of 6,000,000 PRSUs to our Executive Chairman, with a time-based service condition beginning January 1, 2022, and a market condition involving five separate stock price targets ranging from $70.00 to $200.00 per share for each of the five vesting tranches (2021 Executive Chairman Performance Award). The 2021 Executive Chairman Performance Award had a total grant date fair value of $131.0 million.
The fair value of the 2021 Executive Chairman Performance Award was determined at grant date by using the Monte Carlo simulation model, which requires certain complex valuation assumption inputs such as measurement period, expected stock price volatility, risk-free interest rate and dividend yield.
The valuation assumptions using the Monte Carlo simulation model at the date of grant were:

Valuation Assumption Inputs
Measurement period (in years)	7.0
Stock price volatility	60.0%
Risk-free interest rate	1.12%
Dividend yield	—%
As a result of macroeconomic conditions outside the control of our leadership team, the five separate stock price hurdles were considered by the Board to be too high for the 2021 Executive Chairman Performance Award to have the retention value expected at the time the award was granted. In February 2024, the Board approved the cancellation of the 2021 Executive Chairman Performance Award and the grant of a 2024 Executive Chairman Award with a fair value of $19.0 million, both effective March 1, 2024.
We accounted for the 2024 Executive Chairman Award as a modification. There were no incremental costs recognized as a result of the modification and the remaining unrecognized stock-based compensation expense from the 2021 Executive Chairman Performance Award of $61.9 million will be recognized over the vesting period of the new 2024 Executive Chairman Award. The 2024 Executive Chairman Award is comprised of 70% time-based RSUs that vest quarterly over four years and 30% PRSUs with the same terms as the Executive PRSUs discussed below.

For the year ended December 31, 2024, we recognized $19.4 million, of stock-based compensation expense related to the 2024 Executive Chairman Award. For the years ended December 31, 2024, 2023 and 2022 we recognized $4.6 million (prior to modification), $28.1 million and $27.6 million of stock-based compensation expense associated with the 2021 Executive Chairman Performance Award, respectively.
Executive PRSUs
In February 2024, the Board approved PRSUs to be granted to certain members of the executive team (Executive PRSUs), subject to service and performance-based vesting conditions. The performance-based vesting conditions include revenue and free cash flow targets over the performance period from January 1 to December 31, 2024, and vest over three years from the grant date. 70% and 30% of each Executive PRSU award will be earned based on Freshworks’ achievement of revenue and free cash flow targets, respectively. The performance targets allow our executives to earn up to a maximum of 177.5% of target performance in the aggregate for significant outperformance.
The fair value of each PRSU is based on the fair value of our common stock on the date of grant. Stock-based compensation associated with these Executive PRSUs is recognized using the accelerated attribution method over the requisite service period, based on Freshworks' periodic assessment of the probability that the performance will be achieved. For the year ended December 31, 2024, we recognized $5.0 million of stock-based compensation expense related to the Executive PRSUs.
Stock-Based Compensation
Total stock-based compensation expense recorded for the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Equity awards:
Cost of revenue	$6,565	$6,774	$7,039
Research and development (1)	41,512	37,524	36,413
Sales and marketing (2)	63,219	66,755	64,328
General and administrative (3)	105,410	99,654	99,916
Stock-based compensation, net of amounts capitalized	216,706	210,707	207,696
Capitalized stock-based compensation	1,358	1,758	1,665
Total stock-based compensation expense	$218,064	$212,465	$209,361
(1) Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2) Sales and marketing expense for the years ended December 31, 2024, 2023, and 2022 includes $6.5 million, $9.6 million, and $3.2 million, respectively, of stock-based compensation expense associated with RSUs, PRSUs and options granted to the President. After the appointment of the President as our Chief Executive Officer, stock-based compensation expenses were included in General and Administrative.
(3) General and administrative expense includes stock-based compensation associated with RSUs and PRSUs granted to our Executive Chairman of $50.4 million, $55.9 million and $55.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	December 31, 2024
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PSUs	$349,675	2.6
Stock options	7,503	1.6
ESPP	5,392	1.1
Total unrecognized stock-based compensation expense	$362,570
13. Restructuring Charges
In November 2024, the Board approved a restructuring plan as a part of our efforts to align our talent with our strategic priorities and to improve operating efficiency. As a result, during the year ended December 31, 2024, we have recorded restructuring charges of $9.7 million in our consolidated statements of operations, which consist of severance costs of $8.1 million and other related-personnel and exit costs of $1.6 million. We expect to complete the restructuring plan by the end of the second quarter of fiscal year 2025.
The following table shows the total amount incurred and accrued related to restructuring charges (in thousands):

Amount
Accrued restructuring costs as of December 31, 2023	$—
Restructuring charges incurred during the period	9,664
Amounts paid during the period	7,314
Accrued restructuring costs as of December 31, 2024	$2,350
The remaining balance of $2.4 million as December 31, 2024, primarily related to severance and is included in accrued liabilities in our consolidated balance sheets.
14. Income Taxes
Our net loss before provision for income taxes for the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(130,763)	$(165,144)	$(252,261)
Foreign	39,926	41,375	31,471
Total	$(90,837)	$(123,769)	$(220,790)
The components of the provision for income taxes for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Domestic	$3,381	$2,810	$2,137
Foreign	13,792	12,179	11,610
Deferred:
Domestic	(14,165)	—	—
Foreign	1,523	(1,322)	(2,405)
Total provision for income taxes	$4,531	$13,667	$11,342
The following is a reconciliation of the federal statutory income tax rate to our effective tax rate for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Federal income tax	21.0%	21.0%	21.0%
Stock-based compensation	(23.9)	(16.9)	(1.6)
Change in valuation allowance	4.3	(6.4)	(22.4)
Foreign tax rate differential	(4.9)	—	—
Earnings from foreign subsidiaries	(2.1)	(1.8)	(1.2)
Uncertain tax positions	(3.2)	(2.1)	—
U.S. taxes on foreign operations	3.5	(4.8)	—
Other items	0.3	—	(0.9)
Total provision for income taxes	(5.0)%	(11.0)%	(5.1)%

The components of our net deferred tax assets as of December 31, 2024 and 2023, were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$58,907	$81,373
Foreign tax credit carryforwards	8,489	5,999
Capitalized R&E under IRC 174	98,274	65,478
Stock-based compensation	6,705	3,672
Accruals and reserves	9,965	8,948
Depreciation and amortization	—	3,328
Allowance for uncollectible accounts	412	1,003
Operating lease liability	9,518	6,877
Total deferred tax assets	192,270	176,678
Less: valuation allowance	(151,738)	(154,788)
Deferred tax assets, net of valuation allowance	40,532	21,890
Deferred tax liabilities:
Commissions	(6,102)	(5,926)
Depreciation and amortization	(17,159)	—
Operating lease right-of-use assets	(8,772)	(5,951)
Net deferred tax assets	$8,499	$10,013
We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing taxable temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
Our valuation allowance increased by $(3.1) million and $8.7 million during the years ended December 31, 2024 and 2023, respectively.
The Tax Cuts and Jobs Act of 2017 (TCJA) made a significant change to Internal Revenue Code Section 174, which went into effect for taxable years beginning after December 31, 2021. The change requires Companies to capitalize specific research and experimental (R&E) expenditures and amortize over five years for U.S. incurred R&E or fifteen years for foreign incurred R&E beginning on January 1, 2022. This mandatory capitalization requirement does not have a material impact on the 2023 cash tax liabilities due to sufficient tax attributes.
We have not provided U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such earnings outside the United States.
Net Operating Loss and Credit Carryforwards
As of December 31, 2024, we have U.S. federal net operating loss (NOL) carryforwards of approximately $237.9 million. If not utilized, the federal NOL carryforwards will begin to expire in 2034. For the federal NOL carryforwards arising in tax years beginning after December 31, 2017, which represents the majority of our federal NOL carryforwards, the Tax Act limits our ability to utilize carryforwards to 80% of taxable income; however, these NOLs may be carried forward indefinitely. As of December 31, 2024, the NOL carryforwards for all the states in the United States is $146.8 million. If not utilized, the state NOL carryforwards will begin to expire in 2025.
As of December 31, 2024, we also have federal tax credits carryforwards of $8.1 million. If not utilized, the credits will begin to expire in 2027.
Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards before utilization. We continually monitors the impact to net operating losses of any ownership changes.

Unrecognized Tax Benefits
We have adopted authoritative guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
We recognize financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has no likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2024 and 2023, we had gross unrecognized tax benefits of $8.1 million and $5.6 million, respectively, all of which would affect the effective tax rate, if recognized, after consideration of valuation allowance.
The following table presents a reconciliation of the beginning and ending amount of the unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Unrecognized gross tax benefits at the beginning of the period	$5,634	$3,647
Increases related to prior year tax positions	449	—
Decreases related to prior year tax positions	—	(22)
Increases in current year unrecognized benefits	2,061	2,009
Unrecognized gross tax benefits at the end of the period	$8,144	$5,634
We recognize interest and penalties related to income tax matters as a component of income tax expense. Accrued interest of $2.2 million and $1.4 million has been recorded as of December 31, 2024 and 2023, respectively.
Our major tax jurisdictions are India and the United States and we also files income tax returns in various U.S. states and foreign jurisdictions. Carryover attributes beginning December 31, 2008, remain open to adjustment by the U.S. federal and state authorities. The U.S. federal, state, and foreign jurisdictions have statutes of limitations that generally range from three to five years. Due to our net losses, substantially all of its federal and state income tax returns are subject to examination since inception. We are under examination in India and have appealed our case to the tribunal court. As of December 31, 2024, we are waiting the results of the appeal. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. As the outcome of our tax audits are resolved in a manner inconsistent with management's expectations, we could adjust our provision for income taxes in the future.
15. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding shares of common stock. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. We consider our stock options and RSUs as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the periods presented, as their effect was antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(95,368)	$(137,436)	$(232,132)
Net loss attributable to Class A and Class B common stockholders - basic and diluted	$(95,368)	$(137,436)	$(232,132)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	300,843	293,087	284,587
Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(0.32)	$(0.47)	$(0.82)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
RSUs and PRSUs	21,797	26,755	32,253
Stock options	2,569	2,395	2,758
ESPP	96	109	124
Total	24,462	29,259	35,135

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
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level, that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Consistent with SEC guidance that an assessment of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures in the year of acquisition, our management excluded from such evaluation an assessment of the effectiveness of our internal control over financial reporting related to D42 Parent, Inc.. D42 Parent, Inc., which we acquired on June 6, 2024, represented less than 2% of our consolidated total assets as of December 31, 2024 and is approximately 3% of our consolidated revenues for the year ended December 31, 2024. We are in the process of integrating this business into our overall internal controls over financial reporting process and plan to include it in our scope for the fiscal year ended December 31, 2025.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of reviewing the internal control structure of D42 Parent, Inc. and, if necessary, will make appropriate changes as we continue to integrate D42 Parent, Inc. into our overall internal control over financial reporting processes.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations, misstatements due to error or fraud may occur and not be detected.

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as set forth in the table below.

Name	Title	Action	Date	Expiration Date	Total number of securities to be sold
Tyler Sloat	Chief Financial Officer and Chief Operating Officer	Termination(1)	November 4, 2024	September 30, 2025	Up to 500,000 shares
(1) Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on June 6, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph) is incorporated by reference to the information as set forth under the captions “Proposal 1 — Election of Directors,” “Information Regarding our Board of Directors and Corporate Governance,” and “Executive Officers” in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the information as set forth under the captions “Executive Compensation,” “Director Compensation,” and “Information Regarding our Board of Directors and Corporate Governance” in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information as set forth under the captions “Transactions with Related Persons and Indemnification” and "Information Regarding our Board of Directors and Corporate Governance" in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information as set forth under the caption “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
4.1	Form of Class A common stock certificate of Freshworks Inc.	S-1/A	333-259118	4.1	September 13, 2021
4.2	Seventh Amended and Restated Investors’ Rights Agreement by and among Freshworks Inc. and certain of its stockholders, dated December 16, 2019.	S-1	333-259118	4.2	August 27, 2021
4.3	Voting Agreement by and among Freshworks Inc. and certain of its stockholders, dated August 26, 2021.	S-1	333-259118	4.3	August 27, 2021
4.4	Description of Securities.	10-K	001-40806	4.4	February 23, 2022
10.1†	Freshworks Inc. 2011 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-259118	10.1	August 27, 2021
10.2†	Freshworks Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259118	10.2	September 13, 2021
10.3†	Freshworks Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259118	10.3	September 13, 2021
10.4†	Amended and Restated Offer Letter by and between Freshworks Inc. and Rathna Girish Mathrubootham, dated August 25, 2021.	S-1	333-259118	10.6	August 27, 2021
10.5†	Amended and Restated Offer Letter by and between Freshworks Inc. and Tyler Sloat, dated August 25, 2021.	S-1	333-259118	10.7	August 27, 2021
10.6†	Amended and Restated Offer Letter by and between Freshworks Inc. and Srinivasagopalan Ramamurthy, dated August 25, 2021.	S-1	333-259118	10.10	August 27, 2021
10.7†	Amended and Restated Offer Letter by and between Freshworks Inc. and Mika Yamamoto, dated September 28, 2023.	10-K	001-40806	10.9	February 16, 2024
10.8	Lease by and between Freshworks Inc. and Bay Meadows Station 2 Investors, LLC, dated September 20, 2018.	S-1	333-259118	10.11	August 27, 2021
10.9	Lease Deed by and between Registrant and Faery Estates Private Limited, dated December 20, 2018.	S-1	333-259118	10.12	August 27, 2021
10.10	Lease Deed by and between Registrant and Faery Estates Private Limited, dated December 27, 2018.	S-1	333-259118	10.13	August 27, 2021

10.11	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 20, 2019.	S-1	333-259118	10.14	August 27, 2021
10.12	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 20, 2019.	S-1	333-259118	10.15	August 27, 2021
10.13	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 31, 2019.	S-1	333-259118	10.16	August 27, 2021
10.14	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 31, 2019.	S-1	333-259118	10.17	August 27, 2021
10.15	Lease Deed by and between Registrant and Faery Estates Private Limited, dated November 29, 2019.	S-1	333-259118	10.18	August 27, 2021
10.16†	Form of Indemnification Agreement entered into by and between Freshworks Inc. and each director and executive officer.	S-1/A	333-259118	10.19	September 13, 2021
10.17†	2022 Inducement Plan and forms of agreements thereunder.	S-8	333-267201	4.2	August 31, 2022
10.18†	2022 Inducement Plan Form of Global RSU Grant Package.	S-8	333-267201	4.3	August 31, 2022
10.19†	2022 Inducement Plan Form of Global Stock Option Grant Package.	S-8	333-267201	4.4	August 31, 2022
10.20†	Offer Letter by and between Freshworks Inc. and Dennis Woodside dated August 15, 2022.	10-Q	001-40806	10.4	November 4, 2022
10.21	Lease Deed by and between Registrant and Airoli ITP Development Private Limited, dated December 14, 2022	10-K	001-40806	10.25	May 1, 2024
10.22†	Freshworks Inc. 2024 Cash Incentive Plan	10-Q	001-40806	10.1	May 1, 2024
10.23	Agreement and Plan of Merger, dated as of April 30, 2024, by and among Freshworks Inc, Doppler Merger Sub, Inc., D42 Parent, Inc. and Shareholder Representative Services LLC	8-K	001-40806	2.1	May 1, 2024
10.24	Lease Deed by and between Registrant and Airoli ITP Development Private Limited, dated October 15, 2024					X
10.25	Lease Deed by and between Registrant and Airoli ITP Development Private Limited, dated October 15, 2024					X
10.26†	Non-Employee Director Compensation Program; Effective January 1, 2025					X
19.1	Freshworks Inc. Insider Trading Policy (Adopted August 5, 2021; Effective on September 21, 2021) (as amended October 23, 2024)					X
21.1	List of subsidiaries of Freshworks Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Section 302 Certification of Principal Executive Officer					X
31.2	Section 302 Certification of Principal Financial Officer					X
32.1#	Section 906 Certification of Principal Executive Officer					X
32.2#	Section 906 Certification of Principal Financial Officer					X

97.1	Freshworks Incentive Compensation Recoupment (Clawback) Policy	10-K	001-40806	97	February 16, 2024
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2025.

Freshworks Inc.

By:	/s/ Dennis Woodside
Dennis Woodside
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Tyler Sloat
Tyler Sloat
Chief Operating Officer and Financial Officer (Principal Financial Officer)

By:	/s/ Philippa Lawrence
Philippa Lawrence
Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis Woodside and Tyler Sloat and each or any one of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis Woodside	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 20, 2025
Dennis Woodside

/s/ Tyler Sloat	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Tyler Sloat

/s/ Philippa Lawrence	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Philippa Lawrence

/s/ Rathna Girish Mathrubootham	Executive Chairman	February 20, 2025
Rathna Girish Mathrubootham

/s/ Roxanne S. Austin	Director	February 20, 2025
Roxanne S. Austin

/s/ Johanna Flower	Director	February 20, 2025
Johanna Flower

/s/ Sameer Gandhi	Director	February 20, 2025
Sameer Gandhi

/s/ Randy Gottfried	Director	February 20, 2025
Randy Gottfried

/s/ Zachary Nelson	Director	February 20, 2025
Zachary Nelson

/s/ Barry Padgett	Director	February 20, 2025
Barry Padgett

/s/ Frank Pelzer	Director	February 20, 2025
Frank Pelzer

/s/ Jennifer Taylor	Director	February 20, 2025
Jennifer Taylor