Form 10-Q
period 2025-03-31
Freshworks Inc.
filed 2025-04-29
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒
As of April 25, 2025, the number of shares of the registrant’s Class A common stock outstanding was 241,553,184 and the number of shares of the registrant’s Class B common stock outstanding was 53,459,559.

FRESHWORKS INC.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
Statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject, based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$594,243	$620,315
Marketable securities	401,078	449,750
Accounts receivable, net of allowance of $7,713 and $8,885	112,295	122,910
Deferred contract acquisition costs	26,548	26,106
Prepaid expenses and other current assets	61,904	46,346
Total current assets	1,196,068	1,265,427
Property and equipment, net	27,493	25,893
Operating lease right-of-use assets	36,063	36,891
Deferred contract acquisition costs, noncurrent	23,213	22,534
Goodwill	147,014	147,014
Intangible assets, net	87,326	90,840
Deferred tax assets	8,989	8,499
Other assets	15,014	14,786
Total assets	$1,541,180	$1,611,884
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,146	$1,619
Accrued liabilities	80,153	81,933
Deferred revenue	330,503	323,435
Income tax payable	697	728
Total current liabilities	413,499	407,715
Operating lease liabilities, non-current	30,598	30,221
Other liabilities	35,253	36,027
Total liabilities	479,350	473,963
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized; 244,930,454 and 244,965,000 shares issued and outstanding	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized; 53,449,790 and 58,417,396 shares issued and outstanding	1	1
Additional paid-in capital	4,798,400	4,874,133
Accumulated other comprehensive income (loss)	608	(338)
Accumulated deficit	(3,737,181)	(3,735,877)
Total stockholders' equity	1,061,830	1,137,921
Total liabilities and stockholders' equity	$1,541,180	$1,611,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$196,273	$165,143
Cost of revenue	29,878	25,890
Gross profit	166,395	139,253
Operating expense:
Research and development	40,001	34,684
Sales and marketing	89,158	94,642
General and administrative	47,247	42,094
Restructuring charges	405	—
Total operating expenses	176,811	171,420
Loss from operations	(10,416)	(32,167)
Interest and other income, net	12,969	12,795
Income (loss) before income taxes	2,553	(19,372)
Provision for income taxes	3,857	3,953
Net loss	$(1,304)	$(23,325)
Net loss per share - basic and diluted	$—	$(0.08)
Weighted average shares used in computing net loss per share - basic and diluted	301,280	297,870
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,304)	$(23,325)
Other comprehensive income (loss):
Change in unrealized gain or loss on marketable securities	(314)	(716)
Net change on cash flow hedges	1,260	196
Total other comprehensive income	946	(520)
Comprehensive loss	$(358)	$(23,845)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2024	303,382	$3	$4,874,133	$(338)	$(3,735,877)	$1,137,921
Issuance of common stock upon exercise of stock options	146	—	48	—	—	48
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,584	—	(16,754)	—	—	(16,754)
Repurchase and retirement of common stock, including excise tax	(6,732)	—	(111,977)	—	—	(111,977)
Stock-based compensation	—	—	52,950	—	—	52,950
Other comprehensive income	—	—	—	946	—	946
Net loss	—	—	—	—	(1,304)	(1,304)
Balances as of March 31, 2025	298,380	$3	$4,798,400	$608	$(3,737,181)	$1,061,830

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2023	296,695	$3	$4,713,522	$(754)	$(3,640,509)	$1,072,262
Issuance of common stock upon exercise of stock options	32	—	10	—	—	10
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,773	—	(22,706)	—	—	(22,706)
Stock-based compensation	—	—	52,410	—	—	52,410
Other comprehensive income	—	—	—	(520)	—	(520)
Net loss	—	—	—	—	(23,325)	(23,325)
Balances as of March 31, 2024	298,500	$3	$4,743,236	$(1,274)	$(3,663,834)	$1,078,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,304)	$(23,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,360	2,967
Amortization of deferred contract acquisition costs	7,583	6,652
Non-cash lease expense	2,303	1,980
Stock-based compensation	51,664	52,442
Discount amortization on marketable securities	(1,901)	(4,623)
Deferred income taxes	(459)	477
Other	(17)	(86)
Changes in operating assets and liabilities:
Accounts receivable	10,594	12,850
Deferred contract acquisition costs	(8,704)	(7,072)
Prepaid expenses and other assets	(15,317)	(6,609)
Accounts payable	526	(1,968)
Accrued and other liabilities	(496)	245
Deferred revenue	7,049	9,508
Operating lease liabilities	92	(2,819)
Net cash provided by operating activities	57,973	40,619
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,296)	(739)
Proceeds from sale of property and equipment	38	41
Capitalized internal-use software	(2,772)	(1,207)
Purchases of marketable securities	(121,933)	(218,881)
Maturities and redemptions of marketable securities	172,194	183,015
Net cash provided by (used in) investing activities	46,231	(37,771)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	48	10
Payment of withholding taxes on net share settlement of equity awards	(16,711)	(22,964)
Repurchase of common stock	(113,610)	—
Net cash used in financing activities	(130,273)	(22,954)
Net decrease in cash, cash equivalents and restricted cash	(26,069)	(20,106)
Cash, cash equivalents and restricted cash, beginning of period	620,405	488,216
Cash, cash equivalents and restricted cash, end of period	$594,336	$468,110

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$594,243	$468,017
Restricted cash included in prepaid expenses and other current assets	3	—
Restricted cash included in other assets	90	93
Total cash, cash equivalents and restricted cash	$594,336	$468,110

Supplemental cash flow information:
Cash paid for taxes	$3,473	$1,662
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of modifications	$1,474	$311
Stock-based compensation capitalized as internal-use software	$692	$374
Excise tax liability accrued for common stock repurchased	$208	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements of Freshworks Inc. and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations, of comprehensive loss, of cash flows, and of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our financial position as of March 31, 2025 and our results of operations and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 20, 2025.
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
Concentrations of Risk
Financial instruments that potentially expose us to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Our cash, cash equivalents and marketable securities are generally held with large financial institutions and are in excess of the federally insured limits provided on such deposits. In addition, we have cash and cash equivalents held in international bank accounts, which are denominated primarily in euros, British Pounds, and Indian Rupees.
There were no customers that individually exceeded 10% of our revenue for the three months ended March 31, 2025 and 2024 or that represented 10% or more of our consolidated accounts receivable balance as of March 31, 2025.
We primarily rely upon our third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact our operations and our business could be adversely impacted.
Significant Accounting Policies
Our significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three months ended March 31, 2025.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to provide more information in the rate reconciliation table and about income taxes paid, including certain disclosures that would be disaggregated by jurisdiction and other categories. This authoritative guidance should be applied prospectively and will be effective for us starting in our annual disclosures for 2025. Retrospective application is permitted. This guidance is only related to disclosures and is not expected to have a significant impact on our condensed consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses, which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This authoritative guidance is effective for us starting in our annual disclosures for 2027 and interim periods starting 2028. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. This guidance is only related to disclosure and is not expected to have a significant impact on our condensed consolidated financial statements.

2. Cash Equivalents and Marketable Securities
Cash equivalents and available-for-sale debt securities consisted of the following as of the periods presented below (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$441,907	$—	$—	$441,907
U.S. treasury securities	23,562	—	(1)	23,561
Corporate debt securities	52,813	—	—	52,813
Total cash equivalents	518,282	—	(1)	518,281
Debt securities:
U.S. treasury securities	155,837	408	(7)	156,238
U.S. government agency securities	115,193	190	(9)	115,374
Corporate debt securities	55,450	98	(9)	55,539
Certificates of deposit	73,927	—	—	73,927
Total debt securities	400,407	696	(25)	401,078
Total cash equivalents and debt securities	$918,689	$696	$(26)	$919,359

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$507,655	$—	$—	$507,655
Total cash equivalents	507,655	—	—	507,655
Debt securities:
U.S. treasury securities	215,773	612	(17)	216,368
U.S. government agency securities	144,474	321	(12)	144,783
Corporate debt securities	62,070	101	(21)	62,150
Certificates of deposit	26,449	—	—	26,449
Total debt securities	448,766	1,034	(50)	449,750
Total cash equivalents and debt securities	$956,421	$1,034	$(50)	$957,405
The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of the periods presented below (in thousands):

	March 31, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$39,165	$(7)	$—	$—	$39,165	$(7)
U.S. government agency securities	14,618	(8)	1,999	(1)	16,617	(9)
Corporate debt securities	15,691	(9)	—	—	15,691	(9)
Total	$69,474	$(24)	$1,999	$(1)	$71,473	$(25)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$13,819	$(16)	$4,993	$(1)	$18,812	$(17)
U.S. government agency securities	8,197	(7)	9,995	(5)	18,192	(12)
Corporate debt securities	7,998	(19)	5,982	(2)	13,980	(21)
Total	$30,014	$(42)	$20,970	$(8)	$50,984	$(50)
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	March 31, 2025
	Amortized Cost	Fair Value
Due within one year	$370,885	$371,487
Due after one year but within five years	29,522	29,591
Total	$400,407	$401,078
Accrued interest receivable of $3.2 million and $3.3 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively
3. Fair Value Measurements
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
We did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of March 31, 2025 and December 31, 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of the periods presented below (in thousands):

	March 31, 2025
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$441,907	$—	$441,907
U.S. treasury securities	23,561	—	23,561
Corporate debt securities	—	52,813	52,813
Marketable securities:
U.S. treasury securities	156,238	—	156,238
U.S. government agency securities	—	115,374	115,374
Corporate debt securities	—	55,539	55,539
Certificates of deposit	—	73,927	73,927
Total financial assets	$621,706	$297,653	$919,359

	December 31, 2024
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$507,655	$—	$507,655
Marketable securities:
U.S. treasury securities	216,368	—	216,368
U.S. government agency securities	—	144,783	144,783
Corporate debt securities	—	62,150	62,150
Certificates of deposit	—	26,449	26,449
Total financial assets	$724,023	$233,382	$957,405
The fair value of derivative assets and liabilities as of March 31, 2025, and all related unrealized and realized gains and losses during the three months ended March 31, 2025, were not material. As of March 31, 2025 and December 31, 2024, the total notional amount of outstanding designated foreign currency forward contracts was $62.7 million and $50.5 million, respectively.

4. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of the periods presented below (in thousands):

	March 31, 2025	December 31, 2024
Computers	$19,111	$19,694
Capitalized internal-use software	37,719	34,255
Office equipment	6,967	6,700
Furniture and fixtures	10,167	10,066
Motor vehicles	283	400
Leasehold improvements	8,290	7,847
Construction in progress	25	13
Total property and equipment	82,562	78,975
Less: accumulated depreciation and amortization	(55,069)	(53,082)
Property and equipment, net	$27,493	$25,893
The following table summarizes depreciation expense and internal-use software capitalization and amortization during the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Capitalization of costs associated with internal-use software	3,464	1,581
Amortization expense of capitalized internal-use software	1,639	1,363
Depreciation expense	1,207	1,604
As of March 31, 2025 and December 31, 2024, the net carrying value of capitalized internal-use software was $16.3 million and $14.5 million, respectively.
Accrued Liabilities
The following table summarizes accrued liabilities as of the periods presented below (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$23,119	$28,269
Accrued reseller commissions	10,585	11,569
Accrued advertising and marketing expenses	4,848	4,414
Advanced payments from customers	5,255	4,487
Accrued taxes	14,886	14,747
Operating lease liabilities, current	9,263	8,073
Contributions withheld for employee stock purchase plan	2,884	1,127
Unsettled share repurchases	—	1,840
Other accrued expenses	9,313	7,407
Total accrued liabilities	$80,153	$81,933
Noncurrent liabilities include $20.0 million and $21.1 million of long term accrued compensation as of March 31, 2025 and December 31, 2024, respectively.

5. Business Combinations
In June 2024, we acquired all outstanding shares of D42 Parent, Inc., an IT asset management company, for $238.1 million. This consideration included a combination of approximately $225.3 million in cash, $8.9 million in common stock issued, and $3.9 million in assumed and converted stock option awards. Through the combination, we expect to offer a more comprehensive IT solution for customers. The identifiable assets and liabilities acquired are primarily $140.8 million of goodwill, $99.0 million of intangible assets, and $(1.7) million in other net assets and liabilities. The assets acquired and liabilities assumed were recorded at fair value. The valuation pertaining to deferred tax liabilities is considered preliminary and we expect to finalize it in the second quarter of 2025, which is within one year from the acquisition date.
We have included the operating results of D42 Parent, Inc. in our condensed consolidated financial statements since the date of the acquisition.
The following unaudited supplemental pro forma financial information is provided for informational purposes only and summarizes the combined results of operations as if the acquisition had occurred on January 1, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$173,857	$146,348
Net loss	$(27,066)	$(47,599)
The unaudited supplemental pro forma results reflect certain adjustments for the amortization of acquired intangible assets, recognition of stock-based compensation, and acquisition-related transaction expenses. Such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor is it indicative of our future operating results.
6. Intangible Assets, Net
Acquired intangible assets consist of developed technology, customer relationships and trademarks and are amortized on a straight-line basis over their estimated useful lives. The following tables summarize acquired intangible assets as of the periods presented below:

	March 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$41,196	$(14,683)	$26,513	5.2
Customer relationships	69,200	(8,515)	60,685	7.2
Trademarks	700	(572)	128	0.2
Total	$111,096	$(23,770)	$87,326

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$41,196	$(13,423)	$27,773	5.4
Customer relationships	69,200	(6,433)	62,767	7.4
Trademarks	700	(400)	300	0.4
Total	$111,096	$(20,256)	$90,840
Amortization of acquired intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,260	$—
Sales and marketing	2,254	—
Total amortization expense	$3,514	$—
As of March 31, 2025, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2025	$10,340
2026	13,553
2027	13,553
2028	13,591
2029	13,553
Thereafter	22,736
Total future amortization	$87,326
7. Leases
We have operating leases primarily for office space. The leases have remaining lease terms of one to seven years, some of which include options to extend the lease for up to an additional six years. Our leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three Months Ended March 31,
	2025	2024
Operating lease cost	$3,108	$2,731
Short-term lease cost	130	101
Variable lease cost	1,303	911
Total lease cost	$4,541	$3,743

The weighted-average remaining term of our operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (in years)	4.2	5.2
Weighted-average discount rate	9.0%	9.5%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Three Months Ended March 31,
Supplemental Cash Flow Information:	2025	2024
Cash payments included in the measurement of operating lease liabilities, net of tenant allowance receipts	$1,037	$3,503
As of March 31, 2025, maturities of the operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2025	$9,357
2026	11,845
2027	10,102
2028	9,221
2029	4,497
Thereafter	3,599
Total lease payments	48,621
Less: imputed interest	(8,760)
Present value of operating lease liabilities	$39,861
As of March 31, 2025, there were no material future payments related to signed leases that have not yet commenced.
8. Commitments and Contingencies
Other Contractual Commitments
Our other contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. As of March 31, 2025, other contractual commitments totaling $274.0 million remain outstanding under these agreements through 2029.
Litigation and Loss Contingencies
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us, certain of our current officers and directors, and underwriters of our initial public offering (IPO). On February 8, 2023, the court-appointed lead plaintiff and lead counsel. On April 14, 2023, lead plaintiff filed an amended complaint. The amended complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with our IPO. The amended complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in our IPO. On September 28, 2023, the court issued an order granting in part and denying in part defendants' motion to dismiss. On January 16, 2025, we filed a motion for summary judgment, which the court granted and entered judgment in our and the other defendants’ favor on April 10, 2025. Plaintiff has until May 12, 2025 to file a notice of appeal.

On March 20, 2023, a purported stockholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants our current directors, as well as Freshworks, as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint. The derivative complaint seeks unspecified damages, attorneys’ fees, and other costs. On June 21, 2023, the court stayed the case in light of the pending securities class action. On October 16, 2023, the court extended the stay of the case in light of the pending securities class action. We and the other defendants continue to vigorously defend against the claims in this action.
From time to time, we have been and may be in the future subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. We have received and may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending legal proceedings that we believe will have a material adverse impact on our business or condensed consolidated financial statements.
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including losses arising out of intellectual property infringement claims made by third parties, if we have violated applicable laws, if we are negligent or commit acts of willful misconduct, and other liabilities with respect to its products and services and its business. In these circumstances, payment is typically conditional on the other party making a claim pursuant to the procedures specified in the particular contract. We also indemnify certain of our officers, directors and employees while they are serving in good faith in their respective capacities. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in its condensed consolidated financial statements.
9. Revenue From Contracts with Customers
We primarily derive revenue from subscription fees and related professional services, as well as through sale of software licenses with associated maintenance and professional services.
We sell subscriptions and software licenses directly to customers and indirectly through channel partners with arrangements that are non-cancelable and non-refundable. Our subscription arrangements do not provide customers with the right to take possession of the software supporting the solutions and, as a result, are accounted for as service arrangements. Subscription revenue is recognized ratably over the contract term when the cloud-based software is made available to customers.
Software license revenue is generally sold as bundled arrangements that include the rights to a software license and maintenance and cloud-based software in some cases. For software licenses sold with maintenance and professional services, revenue from the software license is recognized when the software is made available to the customer and maintenance revenue is recognized as support and updates are provided, which is generally ratably over the contract term.
Professional services revenue is comprised of fees charged for services ranging from product configuration, data migration, systems integration, and training. We recognize professional services revenues as services are performed.
We record revenue net of sales or value-added taxes.
Disaggregation of Revenue
The following table summarizes revenue by our product and service offerings during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Subscription services, software licenses and maintenance	194,193	$162,569
Professional services	2,080	2,574
Total revenue	$196,273	$165,143
See Note 10 for revenue by geographic location.
Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables primarily represent revenue recognized in excess of billings from non-cancellable multi-year contract arrangements. As of March 31, 2025 and December 31, 2024, we had $7.2 million and $6.3 million of unbilled receivables, respectively. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets.
Deferred revenue consists of customer billings in excess of revenue being recognized. As of March 31, 2025 and December 31, 2024, non-current deferred revenue of $3.8 million and $3.9 million, respectively, was included in Other liabilities on the condensed consolidated balance sheet.
Revenue recognized during the three months ended March 31, 2025 and 2024 from amounts included in deferred revenue at the beginning of these periods was $144.5 million and $121.9 million, respectively.
The aggregate balance of remaining performance obligations as of March 31, 2025 was $541.9 million. We expect to recognize $395.6 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$48,640	$42,672
Add: Contract costs capitalized during the period	8,704	7,072
Less: Amortization of contract costs during the period	(7,583)	(6,652)
Balance at end of the period	$49,761	$43,092

10. Segment and Geographic Information
We operate in a single operating segment composed of the condensed consolidated financial results of Freshworks. Our Chief Executive Officer (CEO) is the chief operating decision maker (CODM) of Freshworks and the key measures of segment profit or loss that our CODM uses to allocate resources and assess performance is our revenue and consolidated net loss. Significant segment expenses reviewed by our CODM for our single operating segment comprise of stock-based compensation, amortization of acquired intangible assets, and other segment expenses. Other segment expenses utilize operating expenses recognized as research and development, selling and marketing, and general and administrative expenses within our condensed consolidated statement of operations less stock-based compensation and amortization of acquired intangible assets, and primarily related to personnel-related costs. Refer to Note 11—Stockholders' Equity and Stock-Based Compensation and Note 6—Intangible Assets, Net for information regarding amounts pertaining to stock-based compensation and amortization of acquired intangibles.
Revenue by geographic location is determined based on the customers' billing address. The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended March 31,
	2025	2024
North America	$91,471	$74,030
Europe, Middle East and Africa	75,810	64,107
Asia Pacific	23,354	22,063
Other	5,638	4,943
Total revenue	$196,273	$165,143
Revenue from North America consists primarily of revenue from the United States. For the three months ended March 31, 2025 and 2024, revenue generated from the United States was $82.4 million and $65.9 million, or approximately 42% and 40% of total consolidated revenue, respectively.
The United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $27.2 million and $21.2 million, or approximately 14% and 13% of total consolidated revenue for the three months ended March 31, 2025 and 2024, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	March 31, 2025	December 31, 2024
North America	$21,558	$20,052
Europe, Middle East and Africa	7,887	8,391
Asia Pacific	34,111	34,341
Total long-lived assets	$63,556	$62,784
Long-lived assets in North America are primarily located in the United States, and long-lived assets in Asia Pacific are primarily located in India.
11. Stockholders' Equity and Stock-Based Compensation
Share Repurchase
In November 2024, our board of directors (the Board) approved the share repurchase program, which authorized the repurchase of up to $400 million of our outstanding Class A common stock. During the three months ended March 31, 2025 we repurchased a total of 6,732,390 shares of Class A common stock under this program in open market transactions for an aggregate purchase price of $111.8 million, resulting in an average price of $16.60 per share. As of March 31, 2025, $272.7 million remained available for future share repurchases under the program. All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to additional-paid-in capital, or in the absence of additional-paid-in capital, to accumulated deficit, in the condensed consolidated balance sheets.
Equity Compensation Plans
In August 2021, the Board adopted the 2021 Equity Incentive Plan (the 2021 Plan) and the 2021 Employee Stock Purchase Plan (ESPP). Pursuant to the 2021 Plan, the Board may grant incentive stock options to purchase shares of our common stock, non-statutory stock options to purchase shares of our common stock, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance restricted stock units (PRSUs) and other awards. The ESPP enables eligible employees to purchase shares of our Class A common stock. Both the 2021 Plan and ESPP include an automatic increase to their shares reserve on January 1 of each year as set forth in the respective plan documents.
In August 2022, the Compensation Committee of the Board adopted the 2022 Inducement Plan (the Inducement Plan) in accordance with Listing Rule 5635(c)(4) of the Nasdaq Stock Market. Under the Inducement Plan, nonstatutory stock options, stock appreciation rights, restricted stock, RSUs, PRSUs and other awards may be granted as an inducement material to an eligible person's entering into employment with us.
Shares of common stock outstanding and reserved for future issuance were as follows (in thousands):

March 31, 2025
2011 Stock Plan:
Options, RSUs and PRSUs outstanding	1,127
2021 Equity Incentive Plan:
Options, RSUs and PRSUs outstanding (1)	22,920
Shares reserved for future award issuances	92,206
2022 Inducement Plan:
Options and RSUs outstanding	2,568
Shares reserved for future award issuances	6,738
2021 Employee Stock Purchase Plan
Shares reserved for future award issuances	16,006
Total awards outstanding and shares of common stock reserved for issuance	141,565
(1)Outstanding shares include the 2025 Executive PRSUs as discussed below, based on 100% achievement of target performance.

2021 Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of our common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on May 15 and November 15 of each year. We did not issue any shares under the ESPP during the three months ended March 31, 2025 and 2024, respectively.
The ESPP also includes a reset provision for the purchase price if the fair market value of a share of our common stock on the first day of any purchase period is less than or equal to the fair market value of a share of our common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Stock Based Compensation, and the modification charge recognized on a straight-line basis over the new offering period. Historically, the reset provision has been triggered by stock price declines, and the resulting modification have not been material on our stock-based compensation expense.

Stock-based compensation expense related to the ESPP was $0.9 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.
Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock on the date of grant, have a 10-year contractual term, and vest over a four-year period.

Share Information:	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of December 31, 2024	2,569	$10.30	7.4	$15,066
Stock options exercised	(147)	$0.33
Balance as of March 31, 2025	2,422	$10.91	7.5	$6,159
Options vested and expected to vest as of March 31, 2025	2,422	$10.91	7.5	$6,159
Options exercisable as of March 31, 2025	1,229	$12.59	6.9	$1,189
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of our common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Restricted Stock Units
RSUs are granted at fair market value as of the date of the grant and typically vest over a four-year period.
RSU activity, which includes PRSUs, during the three months ended March 31, 2025 was as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested, as of December 31, 2024	21,797	$18.54
Granted	5,868	$16.56
Vested (1)	(2,548)	$21.84
Forfeited/Cancelled	(924)	$16.69
Unvested, as of March 31, 2025	24,193	$17.78
(1) During the three months ended March 31, 2025, total shares that vested were $2.5 million, of which $1.0 million were withheld for tax purposes.

The total fair value of vested RSUs during the three months ended March 31, 2025 and 2024 was $55.6 million and $45.1 million, respectively.
Performance-Based Awards
Executive Chairman Awards
In September 2021, the Board approved a grant of 6,000,000 PRSUs to the Company’s then CEO, now current Executive Chairman, with a time-based service condition beginning January 1, 2022, and a market condition involving five separate stock price hurdles ranging from $70.00 to $200.00 per share for each of the five vesting tranches (2021 Executive Chairman Performance Award). In February 2024, the Board approved the cancellation of the 2021 Executive Chairman Performance Award and the grant of a new 2024 Executive Chairman Award, both effective March 1, 2024. The 2024 Executive Chairman Award comprised of 70% time-based RSUs that vest quarterly over four years and 30% PRSUs with terms consistent with the 2024 Executive PRSUs discussed below.

The 2024 Executive Chairman Award is considered a modification and the remaining unrecognized stock-based compensation expense of $61.9 million from the 2021 Executive Chairman Performance Award will be recognized over the vesting period of the modified awards. For the three months ended March 31, 2025 and 2024, we recognized $5.2 million and $1.9 million, respectively, of stock-based compensation expense related to the 2024 Executive Chairman Award. As of March 31, 2025, the performance conditions for this award have been met and time-based vesting was the only condition yet to be satisfied over the remaining requisite service period.
Executive PRSUs
In March 2025 and February 2024, the Board approved the grant of PRSUs to certain members of the executive team (Executive PRSUs), subject to service and performance-based vesting conditions. The performance-based vesting conditions include revenue and free cash flow targets for each respective performance year, from January 1 to December 31, and vest over three years from the grant date. 70% and 30% of each Executive PRSU award will be earned based on our achievement of revenue and free cash flow targets, respectively. As of March 31, 2025, the performance conditions for the 2024 Executive PRSUs have been met and time-based vesting was the only condition yet to be satisfied over the remaining requisite service period. The 2025 performance target allows our executives to earn up to a maximum of 173.6% of target performance in the aggregate for significant outperformance.
The fair value of each PRSU is based on the fair value of our common stock on the date of grant. Stock-based compensation associated with these Executive PRSUs is recognized using the accelerated attribution method over the requisite service period, based on our periodic assessment of the probability that the performance will be achieved. For the three months ended March 31, 2025 and 2024, we recognized $1.9 million and $0.6 million of stock-based compensation expense related to the Executive PRSUs, respectively.
Stock-Based Compensation
Total stock-based compensation expense recorded for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,518	$1,521
Research and development(1)	9,213	8,666
Sales and marketing	13,409	17,301
General and administrative(2)	27,524	24,954
Stock-based compensation, net of amounts capitalized	51,664	52,442
Capitalized stock-based compensation	692	374
Total stock-based compensation expense	$52,356	$52,816
(1)     Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs granted to our Executive Chairman of $11.3 million and $13.5 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	March 31, 2025
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$373,527	2.8
Stock options	6,363	1.3
ESPP	4,189	0.8
Total unrecognized stock-based compensation expense	$384,079
12. Restructuring Charges
In November 2024, the Board approved a restructuring plan as a part of our efforts to align our talent with our strategic priorities and to improve operating efficiency. As a result, during the three months ended March 31, 2025, we recorded restructuring charges of $0.4 million in our condensed consolidated statements of operations. The restructuring plan is substantially complete and any remaining liability as of March 31, 2025 is expected to be paid by the end of the second quarter of 2025.
The following table shows the total amount incurred and accrued related to restructuring charges (in thousands):

Amount
Accrued restructuring costs as December 31, 2024	$2,350
Restructuring charges incurred during the period	405
Amounts paid during the period	(1,493)
Other	(453)
Accrued restructuring costs as of March 31, 2025	$809
13. Income Taxes
Our quarterly tax provision and estimates of its annual effective tax rate are estimates due to several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, discrete items (such as windfalls or shortfalls from stock-based compensation) in the period offset with our valuation allowance. The provision for income taxes was $3.9 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively.
14. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding shares of common stock. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. We consider our stock options and RSUs as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024, as their effect was antidilutive.
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

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(1,304)	$(23,325)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	301,280	297,870

Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$—	$(0.08)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
RSUs and PRSUs	24,193	21,219
Stock options	2,422	2,363
ESPP	245	268
Total	26,860	23,850

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in the Annual Report on Form 10-K. As described in the section titled “Special Note About Forward-Looking Statements,” the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.”
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
We generate revenue primarily from the sale of subscriptions for accessing our cloud-based software products over the contract term. We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. We also sell professional services that include product configuration, data migration, systems integration, and training. With the acquisition of D42 Parent, Inc. in 2024, we also sell software licenses with associated maintenance.
Our customer base and operations have scaled over time. Our total revenue was $196.3 million and $165.1 million in the three months ended March 31, 2025 and 2024, respectively, representing year-over-year growth of 19%. We incurred operating losses of $10.4 million and $32.2 million for three months ended March 31, 2025 and 2024, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, tariffs, the threat of new or increased tariffs, escalating trade tensions, and geopolitical developments have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services. For example, during the recent quarters, our net dollar retention rate was adversely impacted by lower expansion within existing customers driven by macroeconomic pressures and we expect these pressures to persist for the foreseeable future. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth historically and volatility in the foreign currency market still exist. For each of the quarters ended March 31, 2025, December 31, 2024 and March 31, 2024, we had approximately 27%, 27% and 28%, respectively, of revenue exposure related to the euro and British Pound. If adverse conditions arise, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
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

	As of March 31,
	2025	2024	% Growth
Number of customers contributing more than $5,000 in ARR	23,275	20,549	13%
ARR from customers contributing more than $5,000 in ARR as a percentage of total ARR	90%	89%
Net dollar retention rate	105%	106%
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
We define ARR as the sum total of subscription, software license, and maintenance revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions, and assuming that revenues are recognized ratably over the term of the contract. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 14% and 16% of ARR as of March 31, 2025 and 2024, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention rate.
Our net dollar retention rate was 105% as of March 31, 2025, which was a decrease from 106% as of March 31, 2024 primarily due to lower expansion within existing customers driven by macroeconomic pressures, offset by the addition of Device42 and a slight improvement in our overall churn rate. We expect our net dollar retention rate could fluctuate in future periods due to a number of factors, including, but not limited to, difficult macroeconomic conditions, our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
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
Non-GAAP Income From Operations and Non-GAAP Net Income
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, and restructuring charges.

We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, restructuring charges, and amortization of acquired intangibles, and income tax adjustments.
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP income from operations and our GAAP net loss to our non-GAAP net income for each of the periods presented (in thousands):
Non-GAAP Income from Operations

	Three Months Ended March 31,
	2025	2024
Loss from operations	$(10,416)	$(32,167)
Non-GAAP adjustments:
Stock-based compensation expense	51,664	52,442
Employer payroll taxes on employee stock transactions	1,199	1,481
Amortization of acquired intangibles	3,514	—
Restructuring charges	405	—
Non-GAAP income from operations	$46,366	$21,756

Non-GAAP Net Income

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,304)	$(23,325)
Non-GAAP adjustments:
Stock-based compensation expense	51,664	52,442
Employer payroll taxes on employee stock transactions	1,199	1,481
Amortization of acquired intangibles	3,514	—
Restructuring charges	405	—
Income tax adjustments	410	349
Non-GAAP net income	$55,888	$30,947
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$57,973	$40,619
Less:
Purchases of property and equipment	(1,296)	(739)
Capitalized internal-use software	(2,772)	(1,207)
Free cash flow, including restructuring costs(1)	$53,905	$38,673
Net cash provided by (used in) investing activities	$46,231	$(37,771)
Net cash used in financing activities	$(130,273)	$(22,954)
(1) Free cash flow includes $1.5 million of restructuring costs paid during the three months ended March 31, 2025.
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
Sales and Marketing. Sales and marketing expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for our sales personnel and certain executives, sales commissions for our sales force and reseller commissions for our channel sales partners, as well as costs associated with marketing activities, travel and entertainment costs, software license fees, and rental of office premises. Sales commissions that are considered incremental costs incurred to obtain contracts with customers are deferred and amortized over the benefit period of three years. Marketing activities include online lead generation, advertising, and promotional events.
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
Restructuring Charges. Restructuring charges primarily consist of employee severance and other employee termination benefits associated with the restructuring plan that we initiated in November 2024. Refer to Note 12—Restructuring Charges of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$196,273	$165,143
Cost of revenue(1)	29,878	25,890
Gross profit	166,395	139,253
Operating expenses:
Research and development(1)	40,001	34,684
Sales and marketing(1)	89,158	94,642
General and administrative(1)	47,247	42,094
Restructuring charges	405	—
Total operating expenses	176,811	171,420
Loss from operations	(10,416)	(32,167)
Interest and other income, net	12,969	12,795
Income (loss) before income taxes	2,553	(19,372)
Provision for income taxes	3,857	3,953
Net loss	$(1,304)	$(23,325)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,518	$1,521
Research and development(1)	9,213	8,666
Sales and marketing	13,409	17,301
General and administrative(2)	27,524	24,954
Total stock-based compensation expense	$51,664	$52,442
(1)     Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs granted to our Executive Chairman of $11.3 million and $13.5 million for the three months ended March 31, 2025 and 2024, respectively.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	15	16
Gross profit	85	84
Operating expense:
Research and development	20	21
Sales and marketing	45	57
General administrative	25	25
Restructuring charges	—	—
Total operating expenses	90	103
Loss from operations	(5)	(19)
Interest and other income, net	6	8
Income (loss) before income taxes	1	(11)
Provision for income taxes	2	2
Net loss	(1)%	(13)%
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	194,193	$162,569	$31,624	19%
Professional services	2,080	2,574	(494)	(19)%
Total revenue	$196,273	$165,143	$31,130	19%
Revenue increased by $31.1 million, or 19%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Of the total increase in revenue, approximately $8.4 million was attributable to revenue from existing customers as of March 31, 2024, net of contraction and churn, and approximately $22.7 million was attributable to revenue from new customers acquired during the twelve months ended March 31, 2025, net of contraction and churn, as well as all revenue from Device42 during the quarter. Our net dollar retention rate of 105% as of March 31, 2025 reflects the expansion within existing customers and the sale of additional products to these customers. Our net dollar retention rate decreased from 106% as of March 31, 2024 primarily due to lower expansion within existing customers driven by macroeconomic pressures, offset by the addition of Device42 and a slight improvement in our overall churn rate. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$29,878	$25,890	$3,988	15%
Gross Margin	85%	84%

Cost of revenue increased by $4.0 million, or 15%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was primarily due to increases of $1.2 million in amortization of acquired developed technologies, $1.1 million in personnel-related costs primarily due to annual compensation adjustments and changes in retirement benefit obligations for employees in India, $1.0 million in subscription and third-party hosting fees as we increase our capacity to serve our increasing customer base. Our gross margin increased to 85% for the three months ended March 31, 2025 from 84% in the same period of the prior year, as we increased our revenue and continue to realize benefits from economies of scale primarily related to our third-party hosting costs.
Operating Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$40,001	$34,684	$5,317	15%
Sales and marketing	89,158	94,642	(5,484)	(6)%
General and administrative	47,247	42,094	5,153	12%
Restructuring charges	405	—	405	100%
Total operating expenses	$176,811	$171,420	$5,391	3%
The $5.4 million or 3%, increase in our operating expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by changes in personnel and related stock-based compensation costs, as well as higher amortization of developed technologies, offset by lower advertisement, marketing and branding costs.
Research and Development
Research and development expense increased by $5.3 million, or 15%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by an increase of $3.8 million in personnel-related costs and $0.5 million in stock-based compensation expense. The increase in personnel-related costs was mainly driven by the acquisition of D42 Parent, Inc., annual compensation adjustments, changes in retirement benefit obligations for employees in India and higher variable incentive compensation, partially offset by higher capitalization of internally developed software costs.
Sales and Marketing
Sales and marketing expense decreased by $5.5 million, or 6%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was primarily driven by decreases of $3.9 million in stock-based compensation expense primarily impacted by the restructuring and transition of our President to CEO mid 2024, $2.5 million in advertisement, marketing and branding costs, $1.1 million in personnel-related costs and $0.8 million in travel expenses; partially offset by an increase of $2.1 million in amortization of acquired intangible assets related to the acquisition of D42 Parent, Inc.. The decrease in personnel-related costs was primarily driven by reduced headcount following the restructuring, offset by annual compensation adjustments and changes in retirement benefit obligations for employees in India.
General and Administrative
General and administrative expense increased by $5.2 million, or 12%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was primarily driven by increases of $2.6 million in stock-based compensation expense, primarily due to transition of our President to CEO mid 2024 and $2.0 million in personnel-related costs primarily due to annual compensation adjustments and higher variable incentive compensation.
Restructuring charges
Restructuring charges of $0.4 million for the three months ended March 31, 2025, consisted of employee severance and termination benefits related to the restructuring plan that we initiated in November 2024.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$11,294	$13,907	$(2,613)	(19)%
Other income (expense), net	1,675	(1,112)	2,787	*
Interest and other income, net	$12,969	$12,795	$174	1%
*not meaningful

Interest income decreased by $2.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower balances maintained in our marketable securities portfolios.
Other income (expense), net changed by $2.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to changes in foreign exchange rates in British Pound, Indian Rupee, and euro against the U.S. dollar.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Provision for income taxes	$3,857	$3,953	$(96)	(2)%

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended March 31, 2025 and 2024, we recorded a provision for income taxes of $3.9 million and $4.0 million on income (loss) before taxes of $2.6 million and $(19.4) million, respectively.
Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $594.2 million and marketable securities of $401.1 million, which were primarily held for working capital resources.
As of March 31, 2025, we had an accumulated deficit of $3.7 billion. Our operating activities resulted in cash inflows of $58.0 million for the three months ended March 31, 2025.
Our material cash requirements from known contractual obligations consists of our obligations under operating leases for office space and contractual obligations for third-party cloud infrastructure. See Note 7 — Leases and Note 8 — Commitments and Contingencies for additional discussion of our principal contractual commitments.
In November 2024, our board of directors approved the share repurchase program, which authorized the repurchase of up to $400 million of our outstanding Class A common stock. For the three months ended March 31, 2025, we repurchased a total of 6.7 million shares of Class A common stock under this program in open market transactions for an aggregate purchase price of $111.8 million. As of March 31, 2025, $272.7 million remained available for future share repurchases.

As of March 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$57,973	$40,619
Net cash provided by (used in) investing activities	46,231	(37,771)
Net cash used in financing activities	(130,273)	(22,954)
Cash Flows from Operating Activities
Net cash provided by operating activities of $58.0 million for the three months ended March 31, 2025 reflects our net loss of $1.3 million, adjusted for non-cash items such as stock-based compensation of $51.7 million, amortization of deferred contract acquisition costs of $7.6 million, depreciation and amortization of $6.4 million, and non-cash lease expense of $2.3 million; offset by $1.9 million from discount amortization of marketable securities and 0.5 million from changes in deferred income taxes. Additionally, net cash outflows from changes in operating assets and liabilities were $6.3 million. The net cash outflows from changes in operating assets and liabilities were due to an increase of $15.3 million in prepaid expenses and other assets, an increase of $8.7 million in deferred contract acquisition costs; offset by a decrease of $10.6 million in accounts receivable and an increase of $7.0 million in deferred revenue.
Net cash provided by operating activities of $40.6 million for the three months ended March 31, 2024 reflects our net loss of $23.3 million, adjusted for non-cash items such as stock-based compensation of $52.4 million, amortization of deferred contract acquisition costs of $6.7 million, net cash inflows of $4.1 million from changes in operating assets and liabilities, depreciation and amortization of $3.0 million and non-cash lease expense of $2.0 million; offset by $4.6 million from discount amortization of marketable securities. The net cash inflows from changes in operating assets and liabilities were due to a decrease in operating assets of $12.9 million in accounts receivable; offset by increases in operating assets of $7.1 million in deferred contract acquisition costs and $6.6 million in prepaid expenses and other assets; and an increase in operating liabilities of $9.5 million in deferred revenue, offset by decreases in operating lease liabilities of $2.8 million and $2.0 million in accounts payable.
Cash Flows from Investing Activities
Net cash provided by investing activities of $46.2 million for the three months ended March 31, 2025 consisted of $50.3 million in maturities and redemptions of marketable securities, net of purchases; offset by $2.8 million in capitalized internal-use software and $1.3 million in purchases of property and equipment.

Net cash used in investing activities of $37.8 million for the three months ended March 31, 2024 consisted of $35.9 million in purchases of marketable securities, net of proceeds from maturities and sales, $1.2 million in capitalized internal-use software and $0.7 million in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities of $130.3 million for the three months ended March 31, 2025 consisted of $113.6 million cash paid to repurchase shares of our common stock and $16.7 million in payment of withholding taxes on net share settlement of equity awards.
Net cash used in financing activities of $23.0 million for the three months ended March 31, 2024 consisted of $23.0 million in payment of withholding taxes on net share settlement of equity awards
Critical Accounting Policies and Estimates
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
There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2025 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 20, 2025.
Recent Accounting Pronouncements
See Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. In addition, we are subject to broader market risk that is created by the global market disruptions and uncertainties resulting from macroeconomic challenges, geopolitical events, tariffs, trade and other international disputes.
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our condensed consolidated statements of operations. Our condensed consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian Rupee, British Pound and euro, and may be adversely affected in the future due to changes in foreign exchange rates. Based on a sensitivity analysis we have performed as of March 31, 2025, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would result in a gain or loss of approximately $9.2 million.
To reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian Rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of March 31, 2025, the total notional amount of outstanding designated foreign currency forward contracts was $62.7 million. The fair value of derivative assets and liabilities as of March 31, 2025, and all related unrealized and realized gains and losses during the three months ended March 31, 2025 and 2023 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds, and commercial paper. We had cash and cash equivalents of $594.2 million and marketable securities of $401.1 million as of March 31, 2025. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of March 31, 2025, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash and cash equivalents and marketable securities.
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
Changes in Internal Control over Financial Reporting
In June 2024, we completed the acquisition of D42 Parent, Inc. As part of our ongoing integration activities, we are in the process of reviewing the internal control structure of D42 Parent, Inc. and, if necessary, will make appropriate changes as it continues to integrate D42 Parent, Inc. into the Company’s overall internal control over financial reporting process. We expect to complete the integration activities related to internal control over financial reporting for D42 Parent, Inc. during fiscal year 2025.
Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required to be set forth under this Item 1 is incorporated by reference to Note 8. Commitments and Contingencies — Litigation and Loss Contingencies in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 20, 2025 as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. These identified risks and uncertainties may have a material adverse effect on our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also become important factors that affect our business. There have been no material changes from the risks and uncertainties previously disclosed under the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
Stock repurchase activity during the three months ended March 31, 2025 was as follows (in thousands, except number of shares and average price paid per share):

Period by fiscal month	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares repurchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
January 1, 2025 - January 31, 2025	1,594,274	$16.70	1,594,274	$357,839
February 1, 2025 - February 28, 2025	2,625,229	$17.68	2,625,229	$311,419
March 1, 2025 - March 31, 2025	2,512,887	$15.41	2,512,887	$272,696
Total	6,732,390		6,732,390
(1) All of the shares purchased during the three months ended March 31, 2025 were acquired pursuant to our publicly announced share repurchase program described in footnote 3 below.
(2) The average price paid per share includes brokerage commissions and excludes excise tax.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company's securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as set forth in the table below.

Name	Title	Action	Adoption Date	Expiration Date	Total number of shares of Class A common stock to be sold
Zachary Nelson	Director	Adoption(1)	February 28, 2025	January 1, 2026	Up to 67,916 shares
Jennifer Taylor	Director	Adoption(1)	February 25, 2025	January 1, 2026	Up to 21,618 shares
Rathna Girish Mathrubootham	Executive Chairman	Adoption(1)	March 7, 2025	December 31, 2025	Up to 2,500,000 shares
Johanna Flower	Director	Adoption(1)	March 7, 2025	February 27, 2026	Up to 38,130 shares
(1) Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2)

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
10.1	Freshworks, Inc. Cash Incentive Plan (as amended on February 13, 2025)					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Freshworks Inc.

Date:	April 29, 2025	By:	/s/ Dennis Woodside
Dennis Woodside
Chief Executive Officer and President (Principal Executive Officer)

Date:	April 29, 2025	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2025	By:	/s/ Philippa Lawrence
Philippa Lawrence
Chief Accounting Officer (Principal Accounting Officer)