Form 10-Q
period 2025-09-30
Freshworks Inc.
filed 2025-11-05
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒
As of October 31, 2025, the number of shares of the registrant’s Class A common stock outstanding was 246,987,803 and the number of shares of the registrant’s Class B common stock outstanding was 34,983,950.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$420,934	$620,315
Marketable securities	392,301	449,750
Accounts receivable, net of allowance of $8,646 and $8,885	119,808	122,910
Deferred contract acquisition costs	28,520	26,106
Prepaid expenses and other current assets	59,785	46,346
Total current assets	1,021,348	1,265,427
Property and equipment, net	35,321	25,893
Operating lease right-of-use assets	36,907	36,891
Deferred contract acquisition costs, noncurrent	26,063	22,534
Goodwill	146,676	147,014
Intangible assets, net	80,402	90,840
Deferred tax assets	8,677	8,499
Other assets	16,565	14,786
Total assets	$1,371,959	$1,611,884
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,620	$1,619
Accrued liabilities	91,198	81,933
Deferred revenue	348,001	323,435
Income tax payable	3,797	728
Total current liabilities	450,616	407,715
Operating lease liabilities, non-current	31,418	30,221
Other liabilities	38,439	36,027
Total liabilities	520,473	473,963
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized; 246,760,233 and 244,965,000 shares issued and outstanding	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized; 34,983,950 and 58,417,396 shares issued and outstanding	1	1
Additional paid-in capital	4,596,781	4,874,133
Accumulated other comprehensive loss	(1,698)	(338)
Accumulated deficit	(3,743,600)	(3,735,877)
Total stockholders' equity	851,486	1,137,921
Total liabilities and stockholders' equity	$1,371,959	$1,611,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$215,118	$186,575	$616,069	$525,849
Cost of revenue	32,955	29,806	93,975	83,871
Gross profit	182,163	156,769	522,094	441,978
Operating expense:
Research and development	41,462	47,885	121,406	123,562
Sales and marketing	101,009	101,253	285,390	300,143
General and administrative	47,149	46,495	141,422	133,091
Restructuring charges	—	—	405	—
Total operating expenses	189,620	195,633	548,623	556,796
Loss from operations	(7,457)	(38,864)	(26,529)	(114,818)
Interest and other income, net	7,405	13,929	32,921	39,971
Income (loss) before income taxes	(52)	(24,935)	6,392	(74,847)
Provision for (benefit from) income taxes	4,628	5,024	14,115	(1,379)
Net loss	$(4,680)	$(29,959)	$(7,723)	$(73,468)
Net loss per share - basic and diluted	$(0.02)	$(0.10)	$(0.03)	$(0.24)
Weighted average shares used in computing net loss per share - basic and diluted	286,161	302,096	293,882	299,931
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,680)	$(29,959)	$(7,723)	$(73,468)
Other comprehensive income (loss):
Change in unrealized gain or loss on marketable securities	25	3,139	(722)	2,541
Net change on cash flow hedges	(1,825)	(288)	(638)	35
Total other comprehensive income (loss)	(1,800)	2,851	(1,360)	$2,576
Comprehensive loss	$(6,480)	$(27,108)	$(9,083)	$(70,892)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of June 30, 2025	292,042	$3	$4,723,457	$102	$(3,738,920)	$984,642
Issuance of common stock upon exercise of stock options	37	—	12	—	—	12
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,648	—	(15,087)	—	—	(15,087)
Repurchase and retirement of common stock, including excise tax	(11,983)	—	(160,749)	—	—	(160,749)
Stock-based compensation	—	—	49,148	—	—	49,148
Other comprehensive loss	—	—	—	(1,800)	—	(1,800)
Net loss	—	—	—	—	(4,680)	(4,680)
Balances as of September 30, 2025	281,744	$3	$4,596,781	$(1,698)	$(3,743,600)	$851,486

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of June 30, 2024	300,961	$3	$4,800,143	$(1,029)	$(3,684,018)	$1,115,099
Issuance of common stock upon exercise of stock options	12	—	3	—	—	3
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,605	—	(11,540)	—	—	(11,540)
Stock-based compensation	—	—	58,572	—	—	58,572
Other comprehensive income	—	—	—	2,851	—	2,851
Net loss	—	—	—	—	(29,959)	(29,959)
Balances as of September 30, 2024	302,578	$3	$4,847,178	$1,822	$(3,713,977)	$1,135,026
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2024	303,382	$3	$4,874,133	$(338)	$(3,735,877)	$1,137,921
Issuance of common stock upon exercise of stock options	226	—	74	—	—	74
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	4,751	—	(45,479)	—	—	(45,479)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	281	—	3,307	—	—	3,307
Repurchase and retirement of common stock, including excise tax	(26,896)	—	(387,409)	—	—	(387,409)
Stock-based compensation	—	—	152,155	—	—	152,155
Other comprehensive loss	—	—	—	(1,360)	—	(1,360)
Net loss	—	—	—	—	(7,723)	(7,723)
Balances as of September 30, 2025	281,744	$3	$4,596,781	$(1,698)	$(3,743,600)	$851,486

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2023	296,695	$3	$4,713,522	$(754)	$(3,640,509)	$1,072,262
Issuance of common stock and options in connection with acquisition	687	—	12,874	—	—	12,874
Issuance of common stock upon exercise of stock options	133	—	39	—	—	39
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	4,755	—	(48,897)	—	—	(48,897)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	308	—	3,630	—	—	3,630
Stock-based compensation	—	—	166,010	—	—	166,010
Other comprehensive income	—	—	—	2,576	—	2,576
Net loss	—	—	—	—	(73,468)	(73,468)
Balances as of September 30, 2024	302,578	$3	$4,847,178	$1,822	$(3,713,977)	$1,135,026

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(7,723)	$(73,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,245	13,052
Amortization of deferred contract acquisition costs	23,418	20,667
Non-cash lease expense	7,015	6,607
Stock-based compensation	149,473	166,290
Discount amortization on marketable securities	(5,516)	(12,972)
Gain on sale of non-marketable equity investments	(1,837)	—
Deferred income taxes	(459)	(13,801)
Other	717	321
Changes in operating assets and liabilities:
Accounts receivable	3,027	6,602
Deferred contract acquisition costs	(29,361)	(24,705)
Prepaid expenses and other assets	(15,373)	(7,733)
Accounts payable	5,597	3,122
Accrued and other liabilities	13,216	10,188
Deferred revenue	24,309	26,959
Operating lease liabilities	(5,712)	(1,845)
Net cash provided by operating activities	180,036	119,284
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,468)	(4,110)
Proceeds from sale of property and equipment	94	86
Capitalized internal-use software	(11,919)	(3,574)
Purchases of marketable securities	(490,992)	(566,638)
Sale of non-marketable equity investments	1,984	—
Maturities and redemptions of marketable securities	553,234	617,796
Business combination, net of cash acquired	—	(213,905)
Net cash provided by (used in) investing activities	48,933	(170,345)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan, net	3,307	3,630
Proceeds from exercise of stock options	74	39
Payment of withholding taxes on net share settlement of equity awards	(45,414)	(49,627)
Repurchase of common stock	(386,306)	—
Net cash used in financing activities	(428,339)	(45,958)
Net decrease in cash, cash equivalents and restricted cash	(199,370)	(97,019)
Cash, cash equivalents and restricted cash, beginning of period	620,405	488,216
Cash, cash equivalents and restricted cash, end of period	$421,035	$391,197

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$420,934	$391,101
Restricted cash included in prepaid expenses and other current assets	—	3
Restricted cash included in other assets	101	93
Total cash, cash equivalents and restricted cash	$421,035	$391,197

Supplemental cash flow information:
Cash paid for taxes	$10,499	$8,130
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of modifications	$7,084	$3,973
Stock-based compensation capitalized as internal-use software	$2,579	$1,117
Issuance of common stock and options in connection with acquisition	$—	$12,874
Excise tax liability accrued for common stock repurchased	$2,944	$—
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
The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations, of comprehensive loss, of cash flows, and of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our financial position as of September 30, 2025 and our results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
There were no customers that individually exceeded 10% of our revenue for the three and nine months ended September 30, 2025 and 2024 or that represented 10% or more of our consolidated accounts receivable balance as of September 30, 2025.
We primarily rely upon our third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact our operations and our business could be adversely impacted.
Significant Accounting Policies
Our significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three and nine months ended September 30, 2025.
Recent Accounting Pronouncements
Accounting Standards Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025‑06 updates guidance on accounting for software costs by aligning capitalization with when management commits to funding a project and completion is probable. Additionally, the ASU introduces new disclosure requirements, including significant judgments made in applying the guidance and the nature and amount of capitalized software costs. This guidance is effective for us starting in our annual and interim disclosures for periods starting January 1, 2028. Early adoption is permitted. We are currently assessing the impact of this update on our condensed consolidated financial statements, including which transition method to apply.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for us starting in our annual disclosures for 2026. Early adoption is permitted. We do not expect this guidance to have a material impact on our condensed consolidated financial statements.
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
2. Cash Equivalents and Investments
Cash equivalents and available-for-sale debt securities consisted of the following as of the periods presented below (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$155,154	$—	$—	$155,154
U.S. treasury securities	104,357	2	(3)	104,356
U.S. government agency securities	37,743	3	—	37,746
Commercial paper	60,232	—	—	60,232
Total cash equivalents	357,486	5	(3)	357,488
Debt securities:
U.S. treasury securities	186,308	160	(19)	186,449
U.S. government agency securities	56,512	53	—	56,565
Corporate debt securities	42,036	72	(6)	42,102
Commercial paper	6,695	—	—	6,695
Certificates of deposit	100,490	—	—	100,490
Total debt securities	392,041	285	(25)	392,301
Total cash equivalents and debt securities	$749,527	$290	$(28)	$749,789

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$507,655	$—	$—	$507,655
Total cash equivalents	507,655	—	—	507,655
Debt securities:
U.S. treasury securities	215,773	612	(17)	216,368
U.S. government agency securities	144,474	321	(12)	144,783
Corporate debt securities	45,682	101	(21)	45,762
Commercial paper	16,388	—	—	16,388
Certificates of deposit	26,449	—	—	26,449
Total debt securities	448,766	1,034	(50)	449,750
Total cash equivalents and debt securities	$956,421	$1,034	$(50)	$957,405

The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of the periods presented below (in thousands):

	September 30, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$38,970	$(19)	$—	$—	$38,970	$(19)
U.S. government agency securities	4,686	—	—	—	4,686	—
Corporate debt securities	9,171	(6)	—	—	9,171	(6)
Total	$52,827	$(25)	$—	$—	$52,827	$(25)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$13,819	$(16)	$4,993	$(1)	$18,812	$(17)
U.S. government agency securities	8,197	(7)	9,995	(5)	18,192	(12)
Corporate debt securities	7,998	(19)	5,982	(2)	13,980	(21)
Total	$30,014	$(42)	$20,970	$(8)	$50,984	$(50)
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
Due within one year	$349,367	$349,593
Due after one year but within five years	42,674	42,708
Total	$392,041	$392,301
Accrued interest receivable of $2.2 million and $3.3 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.
Non-Marketable Equity Securities
Non-marketable equity securities represent our interests in privately held entities which have no readily determinable fair values. We carry these investments at cost, less impairment, and report them under other assets in the condensed consolidated balance sheets. In July 2025, we sold our interest in a privately held entity for $2.2 million which resulted in a gain of $1.8 million. The gain was recorded within Interest and other income, net in the condensed consolidated statements of operations.
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
We did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of September 30, 2025 and December 31, 2024.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of the periods presented below (in thousands):

	September 30, 2025
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$155,154	$—	$155,154
U.S. treasury securities	104,356	—	104,356
U.S. government agency securities	—	37,746	37,746
Commercial paper	—	60,232	60,232
Marketable securities:
U.S. treasury securities	186,449	—	186,449
U.S. government agency securities	—	56,565	56,565
Corporate debt securities	—	42,102	42,102
Commercial paper	—	6,695	6,695
Certificates of deposit	—	100,490	100,490
Total financial assets	$445,959	$303,830	$749,789

	December 31, 2024
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$507,655	$—	$507,655
Marketable securities:
U.S. treasury securities	216,368	—	216,368
U.S. government agency securities	—	144,783	144,783
Corporate debt securities	—	45,762	45,762
Commercial paper	—	16,388	16,388
Certificates of deposit	—	26,449	26,449
Total financial assets	$724,023	$233,382	$957,405
The fair value of derivative assets and liabilities as of September 30, 2025, and all related unrealized and realized gains and losses during the three and nine months ended September 30, 2025, were not material. As of September 30, 2025 and December 31, 2024, the total notional amount of outstanding designated foreign currency forward contracts was $69.6 million and $50.5 million, respectively.

4. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of the periods presented below (in thousands):

	September 30, 2025	December 31, 2024
Computers	$18,394	$19,694
Capitalized internal-use software	48,754	34,255
Office equipment	7,116	6,700
Furniture and fixtures	8,862	10,066
Motor vehicles	267	400
Leasehold improvements	8,424	7,847
Construction in progress	721	13
Total property and equipment	92,538	78,975
Less: accumulated depreciation and amortization	(57,217)	(53,082)
Property and equipment, net	$35,321	$25,893
The following table summarizes depreciation expense and internal-use software capitalization and amortization during the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capitalization of costs associated with internal-use software	$5,337	$1,529	$14,498	$4,691
Amortization expense of capitalized internal-use software	2,070	1,410	5,344	4,206
Depreciation expense	$1,118	$1,337	$3,463	$4,278
As of September 30, 2025 and December 31, 2024, the net carrying value of capitalized internal-use software was $23.6 million and $14.5 million, respectively.

Accrued Liabilities
The following table summarizes accrued liabilities as of the periods presented below (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$27,153	$28,269
Accrued third-party cloud infrastructure expenses	3,382	—
Accrued reseller commissions	11,156	11,569
Accrued advertising and marketing expenses	8,155	4,414
Advanced payments from customers	5,435	4,487
Accrued taxes	13,729	14,747
Operating lease liabilities, current	8,249	8,073
Contributions withheld for employee stock purchase plan	2,701	1,127
Unsettled share repurchases	—	1,840
Other accrued expenses	11,238	7,407
Total accrued liabilities	$91,198	$81,933
Noncurrent liabilities include $20.8 million and $21.1 million of long term accrued compensation as of September 30, 2025 and December 31, 2024, respectively.
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
6. Intangible Assets, Net
Acquired intangible assets consist of developed technology, customer relationships and trademarks and are amortized on a straight-line basis over their estimated useful lives. The following tables summarize acquired intangible assets as of the periods presented below:

	September 30, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$41,196	$(17,247)	$23,949	4.7
Customer relationships	69,200	(12,747)	56,453	6.7
Trademarks	700	(700)	—	0.0
Total	$111,096	$(30,694)	$80,402

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$41,196	$(13,423)	$27,773	5.4
Customer relationships	69,200	(6,433)	62,767	7.4
Trademarks	700	(400)	300	0.4
Total	$111,096	$(20,256)	$90,840
Amortization of acquired intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,288	$1,289	$3,824	$1,639
Sales and marketing	2,128	2,303	6,614	2,929
Total amortization expense	$3,416	$3,592	$10,438	$4,568
As of September 30, 2025, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2025	$3,416
2026	13,553
2027	13,553
2028	13,591
2029	13,553
Thereafter	22,736
Total future amortization	$80,402
7. Leases
We have operating leases primarily for office space. The leases have remaining lease terms of one to eight years, some of which include options to extend the lease for up to an additional six years. Our leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$3,255	$2,904	$9,544	$8,968
Short-term lease cost	120	137	403	354
Variable lease cost	1,097	947	3,628	2,807
Total lease cost	$4,472	$3,988	$13,575	$12,129

The weighted-average remaining term of our operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (in years)	4.2	4.5
Weighted-average discount rate	8.5%	9.0%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Cash Flow Information:	2025	2024	2025	2024
Cash payments included in the measurement of operating lease liabilities, net of tenant allowance receipts	$3,053	$733	$7,805	$4,734
As of September 30, 2025, maturities of the operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2025	$2,554
2026	11,546
2027	11,539
2028	10,417
2029	5,668
Thereafter	5,815
Total lease payments	47,539
Less: imputed interest	(7,872)
Present value of operating lease liabilities	$39,667
As of September 30, 2025, there were $13.8 million of future payments related to signed leases that have not yet commenced.
8. Commitments and Contingencies
Other Contractual Commitments
Our other contractual commitments primarily consist of third-party cloud infrastructure agreements, service subscription purchase arrangements used to support operations at the enterprise level, and sponsorship arrangement to promote our brand and services. As of September 30, 2025, other contractual commitments totaling $271.9 million remain outstanding under these agreements through 2028.
Litigation and Loss Contingencies
On November 1, 2022, a purported Company stockholder filed a securities class action complaint in the U.S. District Court for the Northern District of California against us, certain of our current officers and directors, and underwriters of our initial public offering (IPO). On February 8, 2023, the court-appointed lead plaintiff and lead counsel. On April 14, 2023, lead plaintiff filed an amended complaint. The amended complaint alleges that defendants violated Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with our IPO. The amended complaint seeks unspecified damages, interest, fees, costs, and rescission on behalf of purchasers and/or acquirers of common stock issued in our IPO. On September 28, 2023, the court issued an order granting in part and denying in part defendants' motion to dismiss. On January 16, 2025, we filed a motion for summary judgment, which the court granted and entered judgment in our and the other defendants’ favor on April 10, 2025. Plaintiff has appealed the judgment, and we continue to vigorously defend against the claims in this action.
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
We record revenue net of sales or value-added taxes.
Disaggregation of Revenue
The following table summarizes revenue by our product and service offerings during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subscription services, software licenses and maintenance	212,984	$184,409	$609,159	$518,582
Professional services	2,134	2,166	6,910	7,267
Total revenue	$215,118	$186,575	$616,069	$525,849
See Note 10 for revenue by geographic location.
Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables primarily represent revenue recognized in excess of billings from non-cancellable multi-year contract arrangements. As of September 30, 2025 and December 31, 2024, we had $8.6 million and $6.3 million of unbilled receivables, respectively. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets.
Deferred revenue consists of customer billings in excess of revenue being recognized. As of September 30, 2025 and December 31, 2024, non-current deferred revenue of $3.6 million and $3.9 million, respectively, was included in other liabilities on the condensed consolidated balance sheet.
Revenue recognized during the three months ended September 30, 2025 and 2024 from amounts included in deferred revenue at the beginning of these periods was $159.9 million and $136.1 million, respectively. Revenue recognized during the nine months ended September 30, 2025 and 2024 from amounts included in deferred revenue at the beginning of these periods was $307.3 million and $252.8 million, respectively.
The aggregate balance of remaining performance obligations as of September 30, 2025 was $587.2 million. We expect to recognize $431.3 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.

Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of the period	$51,967	$46,036	$48,640	$42,672
Add: Contract costs capitalized during the period	10,603	7,803	29,361	24,705
Less: Amortization of contract costs during the period	(7,987)	(7,129)	(23,418)	(20,667)
Balance at end of the period	$54,583	$46,710	$54,583	$46,710
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
Revenue by geographic location is determined based on the customers' billing address. The following table summarizes revenue by geographic location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$99,869	$86,363	$286,480	$239,300
Europe, Middle East and Africa	83,560	71,455	238,649	202,828
Asia Pacific	25,849	22,986	73,907	67,830
Other	5,840	5,771	17,033	15,891
Total revenue	$215,118	$186,575	$616,069	$525,849
Revenue from North America consists primarily of revenue from the United States. For the three months ended September 30, 2025 and 2024, revenue generated from the United States was approximately $90.4 million and $76.9 million, or approximately 42% and 41% of total consolidated revenue, respectively. For the nine months ended September 30, 2025 and 2024, revenue generated from the United States was $258.9 million and $213.1 million, or 42% and 41% of total consolidated revenue, respectively.
The United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $29.6 million and $24.6 million, or approximately 14% and 13% of total consolidated revenue for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, revenue generated from the United Kingdom was $83.9 million and $68.0 million, or 14% and 13% of the total consolidated revenue, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	September 30, 2025	December 31, 2024
North America	$34,066	$20,052
Europe, Middle East and Africa	6,897	8,391
Asia Pacific	31,265	34,341
Total long-lived assets	$72,228	$62,784
Long-lived assets in North America are primarily located in the United States, and long-lived assets in Asia Pacific are primarily located in India.
11. Stockholders' Equity and Stock-Based Compensation
Share Repurchase
In November 2024, our board of directors (the Board) approved the share repurchase program, which authorized the repurchase of up to $400 million of our outstanding Class A common stock. During the three and nine months ended September 30, 2025 we repurchased a total of 11,982,635 shares and 26,895,424 shares of Class A common stock, respectively, under this program in open market transactions for an aggregate purchase price of $159.1 million and $384.5 million, resulting in an average price of $13.28 per share and $14.29 per share, respectively. As of September 30, 2025, the share repurchase program is complete. All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to additional-paid-in capital, or in the absence of additional-paid-in capital, to accumulated deficit, in the condensed consolidated balance sheets.
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

Shares of common stock outstanding and reserved for future issuance were as follows (in thousands):

September 30, 2025
2011 Stock Plan:
Options, RSUs and PRSUs outstanding	199
2021 Equity Incentive Plan:
Options, RSUs and PRSUs outstanding (1)	24,381
Shares reserved for future award issuances	88,593
2022 Inducement Plan:
Options and RSUs outstanding	2,257
Shares reserved for future award issuances	6,885
2021 Employee Stock Purchase Plan
Shares reserved for future award issuances	15,714
Total awards outstanding and shares of common stock reserved for issuance	138,029
(1)Outstanding shares include the 2025 Executive PRSUs as discussed below, based on 100% achievement of target performance.

2021 Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of our common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months. We issued 280,870 and 308,059 shares under the ESPP in the nine months ended September 30, 2025 and 2024, respectively, in each case net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the United States. The weighted average purchase price per share was $11.84 with aggregate net proceeds of $3.3 million in the nine months ended September 30, 2025, and the weighted average purchase price was $11.85 with aggregate net proceeds of $3.6 million in the nine months ended September 30, 2024.
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
Stock-based compensation expense related to the ESPP was $0.9 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $2.9 million and $4.0 million for the nine months ended September 30, 2025 and 2024, respectively.
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

Nine Months Ended September 30,
Valuation Assumption Inputs	2025	2024
Expected terms (in years)	0.5 - 1.0	0.5 - 2.0
Stock price volatility	48.2% - 48.5%	48.3% - 57.2%
Risk-free interest rate	4.1% - 4.3%	4.8% - 5.4%
Dividend yield	—%	—%
Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock on the date of grant, have a 10-year contractual term, and vest over a four-year period.

Share Information:	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of December 31, 2024	2,569	$10.30	7.4	$15,066
Stock options expired	(11)	$0.42
Stock options exercised	(226)	$0.33
Balance as of September 30, 2025	2,332	$11.31	7.3	$5,037
Options vested and expected to vest as of September 30, 2025	2,332	$11.31	7.3	$5,037
Options exercisable as of September 30, 2025	1,367	$13.57	6.9	$57
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of our common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Restricted Stock Units
RSUs are granted at fair market value as of the date of the grant and typically vest over a four-year period.
RSU activity, which includes PRSUs, during the nine months ended September 30, 2025 was as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands, except per share data)
Unvested, as of December 31, 2024	21,797	$18.54
Granted	13,869	$15.37
Vested (1)	(7,765)	$20.13
Forfeited/Cancelled	(3,396)	$15.85
Unvested, as of September 30, 2025	24,505	$16.61
(1) During the nine months ended September 30, 2025, total shares that vested were 7.8 million, of which 3.0 million were withheld for tax purposes.

The total fair value of vested RSUs during the three months ended September 30, 2025 and 2024 was $50.3 million and $47.8 million, respectively. For the nine months ended September 30, 2025 and 2024, the total fair value of vested RSUs was $156.3 million and $136.5 million, respectively.

Performance-Based Awards
Executive Chairman Awards
In September 2021, the Board approved a grant of 6,000,000 PRSUs to the Company’s then CEO, now current Executive Chairman, with a time-based service condition beginning January 1, 2022, and a market condition involving five separate stock price hurdles ranging from $70.00 to $200.00 per share for each of the five vesting tranches (2021 Executive Chairman Performance Award). In February 2024, the Board approved the cancellation of the 2021 Executive Chairman Performance Award and the grant of a new 2024 Executive Chairman Award, both effective March 1, 2024. The 2024 Executive Chairman Award comprised of 70% time-based RSUs that vest quarterly over four years and 30% PRSUs with terms consistent with the 2024 Executive PRSUs discussed below. The 2024 Executive Chairman Award is considered a modification and the remaining unrecognized stock-based compensation expense of $61.9 million from the 2021 Executive Chairman Performance Award is being recognized over the vesting period of the modified awards. During the three months ended September 30, 2025 and 2024, we recognized $3.9 million and $5.9 million, respectively, of stock-based compensation expense related to the 2024 Executive Chairman Award. For the nine months ended September 30, 2025 and 2024, we recognized $13.3 million and $13.6 million, respectively, of stock-based compensation expense related to the 2024 Executive Chairman Award. As of March 31, 2025, the performance conditions for this award have been met and time-based vesting was the only condition yet to be satisfied over the remaining requisite service period. In September 2025, the Executive Chairman, a Class III member of our Board, and Chairman of the Board, provided notice to the Company that he will retire from his role effective December 1, 2025.
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
The fair value of each PRSU is based on the fair value of our common stock on the date of grant. Stock-based compensation associated with these Executive PRSUs is recognized using the accelerated attribution method over the requisite service period, based on our periodic assessment of the probability that the performance will be achieved. During the three months ended September 30, 2025 and 2024, we recognized $2.5 million and $1.6 million of stock-based compensation expense related to the Executive PRSUs, respectively. For the nine months ended September 30, 2025 and 2024, we recognized $6.9 million and $4.1 million of stock-based compensation expense related to the Executive PRSUs, respectively.

Stock-Based Compensation
Total stock-based compensation expense recorded for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,467	$1,830	$4,422	$5,033
Research and development(1)	8,958	13,454	26,789	32,475
Sales and marketing	11,796	15,303	37,024	50,980
General and administrative(2)	26,308	28,122	81,238	77,802
Stock-based compensation, net of amounts capitalized	48,529	58,709	149,473	166,290
Capitalized stock-based compensation	866	361	2,579	1,117
Total stock-based compensation expense	$49,395	$59,070	$152,052	$167,407
(1)     Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized primarily for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs granted to our Executive Chairman of $10.1 million and $12.1 million for the three months ended September 30, 2025 and 2024, respectively, and $31.8 million and $38.3 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	September 30, 2025
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$357,404	2.8
Stock options	4,194	0.8
ESPP	2,263	0.5
Total unrecognized stock-based compensation expense	$363,861
12. Restructuring Charges
In November 2024, the Board approved a restructuring plan as a part of our efforts to align our talent with our strategic priorities and to improve operating efficiency. As a result, during the nine months ended September 30, 2025, we recorded restructuring charges of $0.4 million in our condensed consolidated statements of operations. The restructuring plan is complete, with no remaining liability as of September 30, 2025 .
The following table shows the total amount incurred and accrued related to restructuring charges (in thousands):

Amount
Accrued restructuring costs as December 31, 2024	$2,350
Restructuring charges incurred during the period	405
Amounts paid during the period	(2,221)
Other	(534)
Accrued restructuring costs as of September 30, 2025	$—

13. Income Taxes
Our quarterly tax provision and the estimated annual effective tax rate are estimates based on several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, discrete items (such as windfalls or shortfalls from stock-based compensation) in the period, which are offset with our valuation allowance. Income tax provision (benefit) remained consistent for the three months ended September 30, 2025 and 2024. Income tax provision (benefit) was $14.1 million and $(1.4) million for the nine months ended September 30, 2025 and 2024, respectively. The change in income taxes for the nine months ended September 30, 2025, compared to the same periods in the prior year, is primarily due to a tax benefit of $14.3 million generated from the Device42 acquisition in the prior year, and higher tax expense due to higher foreign profits before tax this year.
We continue to maintain a full valuation allowance against our U.S. federal and state deferred tax assets. While we have seen improvements in profitability, we will continue to evaluate all available positive and negative evidence in future periods to determine whether a release of the valuation allowance is warranted.
14. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding shares of common stock. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. We consider our stock options and RSUs as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024, as their effect was antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(4,680)	$(29,959)	$(7,723)	$(73,468)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	286,161	302,096	293,882	299,931
Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(0.02)	$(0.10)	$(0.03)	$(0.24)
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Three and Nine Months Ended September 30,
	2025	2024
RSUs and PRSUs	24,505	25,157
Stock options	2,332	2,773
ESPP	270	331
Total	27,107	28,261

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
Overview
We build uncomplicated service software that delivers exceptional customer and employee experiences. Our people-first approach to AI eliminates friction, making employees more effective and organizations more productive. We provide our solutions in two product families: Customer Experience (CX) and Employee Experience (EX). CX products include Freshdesk, Freshdesk Omni, Freshchat, Freshsales, and Freshmarketer. EX products include Freshservice, Freshservice for Business Teams and Device42. Our latest generative AI solutions, Freddy AI Agent, Freddy AI Copilot and Freddy AI Insights, further enhance the customer and employee experience. Freddy AI Agent offers always-on, autonomous, personalized resolutions to customer and employee queries. Freddy AI Copilot provides contextual assistance for customer support, employee support, marketing and sales use cases to boost productivity. Freddy AI Insights empowers leaders with proactive, data-driven intelligence to make fast and informed decisions that help businesses optimize customer and employee service delivery.
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
Our customer base and operations have scaled over time. Our total revenue was $215.1 million and $186.6 million in the three months ended September 30, 2025 and 2024, respectively, representing year-over-year growth of 15%; and $616.1 million and $525.8 million in the nine months ended September 30, 2025 and 2024, respectively, representing year-over-year growth of 17%. We incurred operating losses of $7.5 million and $38.9 million for three months ended September 30, 2025 and 2024, respectively; and $26.5 million and $114.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, tariffs, the threat of new or increased tariffs, escalating trade tensions, and geopolitical developments have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services. For example, during the recent quarters, our net dollar retention rate was adversely impacted by lower expansion within existing customers driven by macroeconomic pressures and we expect these pressures to persist for the foreseeable future. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth historically and volatility in the foreign currency market still exist. For the quarters ended September 30, 2025, June 30, 2025, and September 30, 2024, we had approximately 28%, 27% and 27%, respectively, of revenue exposure related to the euro and British Pound. If adverse conditions arise, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
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

	As of September 30,
	2025	2024	% Growth
Number of customers contributing more than $5,000 in ARR	24,377	22,359	9%
ARR from customers contributing more than $5,000 in ARR as a percentage of total ARR	91%	90%
Net dollar retention rate	105%	107%
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
We define ARR as the sum total of subscription, software license, and maintenance revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions, and assuming that revenues are recognized ratably over the term of the contract. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 13% and 15% of ARR as of September 30, 2025 and 2024, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention rate.

Our net dollar retention rate decreased to 105% as of September 30, 2025, compared to 107% as of September 30, 2024, primarily due to lower expansion within existing customers driven by macroeconomic pressures. We expect our net dollar retention rate may fluctuate in future periods due to a number of factors, including, but not limited to, difficult macroeconomic conditions, our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
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
We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, restructuring charges, amortization of acquired intangibles, gain on sale of non-marketable equity investments and income tax adjustments.
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP income from operations and our GAAP net loss to our non-GAAP net income for each of the periods presented (in thousands):
Non-GAAP Income from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss from operations	$(7,457)	$(38,864)	$(26,529)	$(114,818)
Non-GAAP adjustments:
Stock-based compensation expense	48,529	58,709	149,473	166,290
Employer payroll taxes on employee stock transactions	690	523	2,591	2,789
Amortization of acquired intangibles	3,416	3,592	10,438	4,568
Restructuring charges	—	—	405	—
Non-GAAP income from operations	$45,178	$23,960	$136,378	$58,829

Non-GAAP Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,680)	$(29,959)	$(7,723)	$(73,468)
Non-GAAP adjustments:
Stock-based compensation expense	48,529	58,709	149,473	166,290
Employer payroll taxes on employee stock transactions	690	523	2,591	2,789
Amortization of acquired intangibles	3,416	3,592	10,438	4,568
Restructuring charges	—	—	405	—
Gain on sale of non-marketable equity investments	(1,837)	—	(1,837)	—
Income tax adjustments	658	708	1,850	(12,672)
Non-GAAP net income	$46,776	$33,573	$155,197	$87,507
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$63,472	$42,329	$180,036	$119,284
Less:
Purchases of property and equipment	(1,792)	(1,056)	(3,468)	(4,110)
Capitalized internal-use software	(4,471)	(1,168)	(11,919)	(3,574)
Free cash flow, including restructuring costs(1)	$57,209	$40,105	$164,649	$111,600
Net cash provided by (used in) investing activities	$45,544	$50,150	$48,933	$(170,345)
Net cash used in financing activities	$(174,052)	$(11,640)	$(428,339)	$(45,958)
(1) Free cash flow includes $2.2 million of restructuring costs paid during the nine months ended September 30, 2025.
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
Interest and Other Income (Expense), Net
Interest and other income (expense), net primarily consists of interest income from our investment portfolios, amortization of premium or discount on marketable securities, gain realized on sale of non-marketable equity investments, and foreign currency gains and losses.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$215,118	$186,575	$616,069	$525,849
Cost of revenue(1)	32,955	29,806	93,975	83,871
Gross profit	182,163	156,769	522,094	441,978
Operating expenses:
Research and development(1)	41,462	47,885	121,406	123,562
Sales and marketing(1)	101,009	101,253	285,390	300,143
General and administrative(1)	47,149	46,495	141,422	133,091
Restructuring charges	—	—	405	—
Total operating expenses	189,620	195,633	548,623	556,796
Loss from operations	(7,457)	(38,864)	(26,529)	(114,818)
Interest and other income, net	7,405	13,929	32,921	39,971
Income (loss) before income taxes	(52)	(24,935)	6,392	(74,847)
Provision for (benefit from) income taxes	4,628	5,024	14,115	(1,379)
Net loss	$(4,680)	$(29,959)	$(7,723)	$(73,468)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,467	$1,830	$4,422	$5,033
Research and development(1)	8,958	13,454	26,789	32,475
Sales and marketing	11,796	15,303	37,024	50,980
General and administrative(2)	26,308	28,122	81,238	77,802
Total stock-based compensation expense	$48,529	$58,709	$149,473	$166,290
(1)     Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs granted to our Executive Chairman of $10.1 million and $12.1 million for the three months ended September 30, 2025 and 2024, respectively and $31.8 million and $38.3 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	15	16	15	16
Gross profit	85	84	85	84
Operating expense:
Research and development	19	26	20	23
Sales and marketing	47	54	46	57
General administrative	22	25	23	25
Restructuring charges	—	—	—	—
Total operating expenses	88	105	89	105
Loss from operations	(3)	(21)	(4)	(21)
Interest and other income, net	3	7	5	8
Income (loss) before income taxes	—	(14)	1	(13)
Provision for (benefit from) income taxes	2	3	2	—
Net loss	(2)%	(17)%	(1)%	(13)%
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	$212,984	$184,409	$28,575	15%
Professional services	2,134	2,166	(32)	(1)%
Total revenue	$215,118	$186,575	$28,543	15%
Revenue increased by $28.5 million, or 15%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Of the total increase in revenue, approximately $9.7 million was attributable to revenue from existing customers as of September 30, 2024, net of contraction and churn, and approximately $18.8 million was attributable to revenue from new customers acquired during the twelve months ended September 30, 2025, net of contraction and churn. Our net dollar retention rate of 105% as of September 30, 2025 reflects the expansion within existing customers and the sale of additional products to these customers. Our net dollar retention rate decreased from 107% as of September 30, 2024 primarily due to lower expansion within existing customers driven by macroeconomic pressures. The majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$32,955	$29,806	$3,149	11%
Gross Margin	85%	84%

Cost of revenue increased by $3.1 million, or 11%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by increases of $1.1 million in third-party hosting costs and $1.1 million in cloud software fees attributable to higher usage as we expand capacity to support our growing customer base, and $0.7 million in amortization of internally capitalized software. Our gross margin increased to 85% for the three months ended September 30, 2025 from 84% in the same period of the prior year, as we increased our revenue and continue to realize benefits from economies of scale primarily related to our third-party hosting costs.
Operating Expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$41,462	$47,885	$(6,423)	(13)%
Sales and marketing	101,009	101,253	(244)	—%
General and administrative	47,149	46,495	654	1%
Total operating expenses	$189,620	$195,633	$(6,013)	(3)%
The $6.0 million or 3%, decrease in our operating expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was primarily driven by lower headcount following the restructuring, which decreased stock-based compensation expenses and personnel-related costs. This decrease is partially offset by the impact of annual compensation adjustments and higher variable incentive compensation which increased personnel-related costs.
Research and Development
Research and development expense decreased by $6.4 million, or 13%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily driven by lower stock-based compensation expense of $4.5 million from employee terminations and fully vested equity awards and $3.4 million of higher capitalized internally developed software costs as more development efforts met the criteria for capitalization during the period. This decrease was partially offset by an increase of $1.0 million in software licensing fees, web hosting costs for product development, and travel expenses.
Sales and Marketing
Sales and marketing expense decreased by $0.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The slight decrease was primarily driven by lower stock-based compensation expense of $3.5 million from employee terminations and fully vested equity awards and lower personnel-related costs of $2.6 million primarily from lower headcount offset by annual compensation adjustment. These decreases were partially offset by increases of $2.2 million in marketing sponsorship costs, $1.5 million in reseller commission, $1.3 million in software license fees and $0.9 million in professional services.

General and Administrative
General and administrative expense increased by $0.7 million, or 1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by an increase of $2.2 million in personnel-related costs primarily due to higher variable incentive compensation and annual compensation adjustments, partially offset by a decrease of $1.8 million in stock-based compensation expense.
Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$8,776	$12,389	$(3,613)	(29)%
Other income (expense), net	(1,371)	1,540	(2,911)	*
Interest and other income, net	$7,405	$13,929	$(6,524)	(47)%
*not meaningful

Interest income decreased by $3.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to reduction in average balances held in our marketable securities portfolios used for share repurchases.
Other income (expense), net changed by $2.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a $4.7 million foreign exchange loss during the period, mostly from unfavorable changes in foreign exchange rates in Indian Rupee against the U.S. dollar, partially offset by a $1.8 million gain on sale of non-marketable equity investments.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$4,628	$5,024	$(396)	(8)%

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended September 30, 2025 and 2024, the income tax provision remained consistent.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant changes to the U.S. tax code, including the immediate expensing of U.S. research and development costs, the immediate expensing of certain capital expenditures, and other tax code changes effective beginning in 2026. Based on our assessment, the effects of the enactment were not material for the three and nine months ended September 30, 2025. While we expect the current year’s impact to be immaterial, we continue to evaluate the broader implications of the legislation on our financial position and future results of operations.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	$609,159	$518,582	$90,577	17%
Professional services	6,910	7,267	(357)	(5)%
Total revenue	$616,069	$525,849	$90,220	17%

Revenue increased by $90.2 million, or 17%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Of the total increase in revenue, approximately $51.5 million was attributable to revenue from existing customers as of September 30, 2024, net of contraction and churn, and approximately $38.7 million was attributable to revenue from new customers acquired during the twelve months ended September 30, 2025, net of contraction and churn. The substantial majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$93,975	$83,871	$10,104	12%
Gross Margin	85%	84%
Cost of revenue increased by $10.1 million, or 12%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to increases of $2.3 million in third-party hosting costs as we expand capacity to support our growing customer base, $2.3 million in personnel-related costs driven by annual compensation adjustments, higher variable incentive compensation and changes in retirement benefit obligations for employees in India, partially offset by lower headcount, $2.2 million in amortization of developed technology, $2.2 million in cloud software fees, and $1.1 million in amortization of internally capitalized software. Our gross margin increased to 85% for the nine months ended September 30, 2025 from 84% in the same period of the prior year, as we increased our revenue and realized benefits from economies of scale primarily related to our third-party hosting costs.
Operating Expenses

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$121,406	$123,562	$(2,156)	(2)%
Sales and marketing	285,390	300,143	(14,753)	(5)%
General and administrative	141,422	133,091	8,331	6%
Restructuring charges	405	—	405	100%
Total operating expenses	$548,623	$556,796	$(8,173)	(1)%
The $8.2 million, or 1%, decrease in our operating expenses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily driven by lower headcount following the restructuring which decreased stock-based compensation expenses and personnel-related costs. This decrease is partially offset by the impact of annual compensation adjustments, changes in retirement benefit obligations for employees in India, and higher variable incentive compensation.
Research and Development
Research and development expense decreased by $2.2 million, or 2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily driven by lower stock-based compensation of $5.7 million due to employee terminations and fully vested equity awards and $8.6 million of higher capitalized internally developed software costs as more development efforts met the criteria for capitalization during the period. These decreases were partially offset by increases of $8.1 million in personnel-related costs driven by annual compensation adjustments, higher variable incentive compensation and changes in retirement benefit obligations for employees in India, partially offset by lower headcount, $1.2 million in software licensing fees and $1.1 million in third-party hosting costs to support our development activities.

Sales and Marketing
Sales and marketing expense decreased by $14.8 million, or 5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily driven by lower stock-based compensation of $14.0 million from employee terminations and the transition of our President to CEO mid 2024, a $5.2 million reduction in personnel-related costs from lower headcount, and a $3.3 million decrease in advertisement, marketing and branding costs. These decreases were partially offset by increases of $3.6 million in amortization of acquired intangible assets from the D42 Parent, Inc. acquisition, $3.0 million in software license fees, and $2.6 million in reseller commissions.
General and Administrative
General and administrative expense increased by $8.3 million, or 6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by increases of $5.4 million in personnel-related costs, mainly due to annual compensation adjustments and higher variable incentive compensation and $3.5 million in stock-based compensation expense, primarily from the transition of our President to CEO mid 2024.
Restructuring Charges
Restructuring charges of $0.4 million for the nine months ended September 30, 2025, consisted of employee severance and termination benefits related to the restructuring plan that we initiated in November 2024.
Interest and Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$30,225	$40,071	$(9,846)	(25)%
Other income (expense), net	2,696	(100)	2,796	*
Interest and other income, net	$32,921	$39,971	$(7,050)	(18)%
*not meaningful

Interest income decreased by $9.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower balances maintained in our marketable securities portfolios as a result of our share repurchase program.
Other income (expense), net changed by $2.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a $1.8 million gain on sale of non-marketable equity investments.
Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$14,115	$(1,379)	$15,494	*
*not meaningful

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended September 30, 2025 and 2024, we recorded an income tax provision (benefit) of $14.1 million and $(1.4) million, respectively. The net increase in tax benefit of $15.5 million was primarily related to a tax benefit of $14.3 million from the Device42 acquisition as a result of releasing the valuation allowance due to sufficient income in prior year, and a higher pre-tax profits this year in certain foreign jurisdictions.

Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $420.9 million and marketable securities of $392.3 million, which were primarily held for working capital resources.
As of September 30, 2025, we had an accumulated deficit of $3.7 billion. Our operating activities resulted in cash inflows of $180.0 million for the nine months ended September 30, 2025.
Our material cash requirements from known contractual obligations consist primarily of our obligations under operating leases for office space and contractual obligations for third-party cloud infrastructure, service subscription, and sponsorship arrangement to promote our brand and services. See Note 7 — Leases and Note 8 — Commitments and Contingencies for additional discussion of our principal contractual commitments.
In November 2024, our board of directors approved the share repurchase program, which authorized the repurchase of up to $400 million of our outstanding Class A common stock. For the nine months ended September 30, 2025, we repurchased a total of 26.9 million shares of Class A common stock under this program in open market transactions for an aggregate purchase price of $384.5 million. As of September 30, 2025, the share repurchase program is complete.
As of September 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$180,036	$119,284
Net cash provided by (used in) investing activities	48,933	(170,345)
Net cash used in financing activities	(428,339)	(45,958)
Cash Flows from Operating Activities
Net cash provided by operating activities of $180.0 million for the nine months ended September 30, 2025 reflects our net loss of $7.7 million, adjusted for non-cash items such as stock-based compensation of $149.5 million, amortization of deferred contract acquisition costs of $23.4 million, depreciation and amortization of $19.2 million, and non-cash lease expense of $7.0 million; offset by $5.5 million from discount amortization of marketable securities and $1.8 million gain on sale of non-marketable equity investments. Additionally, net cash outflows from changes in operating assets and liabilities were $4.3 million. The net cash outflows from changes in operating assets and liabilities were primarily due to increases of $29.4 million in deferred contract acquisition costs and $15.4 million in prepaid expenses and other assets, and a decrease of $5.7 million in operating lease liabilities; offset by increases of $24.3 million in deferred revenue, $13.2 million in accrued and other liabilities, $5.6 million in accounts payable and a decrease of $3.0 million in accounts receivable.
Net cash provided by operating activities of $119.3 million for the nine months ended September 30, 2024 reflects our net loss of $73.5 million, adjusted for non-cash items such as stock-based compensation of $166.3 million, amortization of deferred contract acquisition costs of $20.7 million, depreciation and amortization of $13.1 million and non-cash lease expense of $6.6 million; offset by $13.8 million from changes in deferred income taxes and $13.0 million from discount amortization of marketable securities. Additionally, net cash inflows from changes in operating assets and liabilities were $12.6 million. The net cash inflows from changes in operating assets and liabilities were due to a decrease of $6.6 million in accounts receivable and increases in operating liabilities of $27.0 million in deferred revenue, $10.2 million in accrued and other liabilities and $3.1 million in accounts payable; offset by increases in operating assets of $24.7 million in deferred contract acquisition costs and $7.7 million in prepaid expenses and other assets; and a decrease of $1.8 million in operating lease liabilities.
Cash Flows from Investing Activities
Net cash provided by investing activities of $48.9 million for the nine months ended September 30, 2025 consisted of $62.2 million in maturities and redemptions of marketable securities, net of purchases and $2.0 million in proceeds from sale of non-marketable securities; offset by $11.9 million in capitalized internal-use software and $3.5 million in purchases of property and equipment.
Net cash used in investing activities of $170.3 million for the nine months ended September 30, 2024 consisted of $213.9 million cash paid for business combination, net of cash acquired, $4.1 million in purchases of property and equipment and $3.6 million in capitalized internal-use software, offset by $51.2 million in maturities and sales of marketable securities, net of purchases.
Cash Flows from Financing Activities
Net cash used in financing activities of $428.3 million for the nine months ended September 30, 2025 consisted of $386.3 million cash paid to repurchase shares of our common stock, including $1.8 million of unsettled common stock repurchases as of December 31, 2024, and $45.4 million in payment of withholding taxes on net share settlement of equity awards; offset by $3.3 million of proceeds from the issuance of common stock under our employee stock purchase plan, net of taxes withheld.
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
There have been no changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2025 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 20, 2025.

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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our condensed consolidated statements of operations. Our condensed consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian Rupee, British Pound and euro, and may be adversely affected in the future due to changes in foreign exchange rates. Based on a sensitivity analysis we have performed as of September 30, 2025, an adverse 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would result in a gain or loss of approximately $12.3 million.
To reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian Rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of September 30, 2025, the total notional amount of outstanding designated foreign currency forward contracts was $69.6 million. The fair value of derivative assets and liabilities as of September 30, 2025, and all related unrealized and realized gains and losses during the three and nine months ended September 30, 2025 and 2024 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds, and commercial paper. We had cash and cash equivalents of $420.9 million and marketable securities of $392.3 million as of September 30, 2025. We do not enter into investments for trading or speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Based on an interest rate sensitivity analysis we have performed as of September 30, 2025, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash and cash equivalents and marketable securities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
Stock repurchase activity during the three months ended September 30, 2025 was as follows (in thousands, except number of shares and average price paid per share):

Period by fiscal month	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares repurchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
July 1, 2025 - July 31, 2025	2,452,094	$14.05	2,452,094	$124,664
August 1, 2025 - August 31, 2025	9,530,541	$13.08	9,530,541	$—
September 1, 2025 - September 30, 2025	—	$—	—	$—
Total	11,982,635		11,982,635
(1) All of the shares purchased during the three months ended September 30, 2025 were acquired pursuant to our publicly announced share repurchase program described in footnote 3 below.
(2) The average price paid per share includes brokerage commissions and excludes excise tax.
(3) On November 6, 2024, we publicly announced that our board of directors had approved a share repurchase program, which authorized the repurchase of up to $400 million of our outstanding Class A common stock. Under the repurchase program, which is now completed, we were authorized to repurchase shares of our outstanding Class A common stock from time to time in the open market, through privately negotiated transactions and/or other means in compliance with the Exchange Act and the rules and regulations thereunder. We were authorized to structure open market repurchases in accordance with the requirements of Rule 10b-18 under the Exchange Act and to enter into Rule 10b5-1 plans to facilitate repurchases of shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company's securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as set forth in the table below.

Name	Title	Action	Adoption Date	Expiration Date	Total number of shares of Class A common stock to be sold
Sameer Gandhi	Director	Adoption (1)(2)	September 15, 2025	November 30, 2026	Up to 150,000 shares
Barry Padgett	Director	Adoption	September 18, 2025	July 16, 2026	Up to 6,618 shares
Mika Yamamoto	Chief Customer and Marketing Officer	Adoption (3)	September 18, 2025	December 31, 2026	Up to 211,120 shares
(1) This 10b5-1 trading arrangement was adopted by The Potomac Trust, dated 9/21/2001, of which Mr. Gandhi is a co-trustee.
(2) Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2)
(3) The shares that may be sold under the Rule 10b5-1 trading plan include (i) up to 66,444 shares of our Class A Common Stock currently owned by Ms. Yamamoto and (ii) up to 144,676 shares of our Class A Common Stock that are subject to restricted stock unit awards previously granted to Ms. Yamamoto that may vest and be released to Ms. Yamamoto on or prior to December 31, 2026 upon the satisfaction of the applicable service-based vesting conditions. The actual number of shares that will be released to Ms. Yamamoto pursuant to the restricted stock unit awards and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable. The actual number of shares that will be subject to the Rule 10b5-1 trading plan is not yet determinable.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
10.1	First Amendment to Lease by and between Freshworks Inc. and Bay Meadows Station 3 Investors, LLC date July 10, 2025					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Freshworks Inc.

Date:	November 5, 2025	By:	/s/ Dennis Woodside
Dennis Woodside
Chief Executive Officer and President (Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2025	By:	/s/ Philippa Lawrence
Philippa Lawrence
Chief Accounting Officer (Principal Accounting Officer)