Form 10-K
period 2025-12-31
Freshworks Inc.
filed 2026-02-26
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $3.08 billion, based on the closing price of $14.91 per share for the registrant's Class A common stock as reported for such date by Nasdaq Global Select Market. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 23, 2026, the number of shares of the registrant's Class A common stock outstanding was 249,087,203 and the number of shares of the registrant's Class B common stock outstanding was 35,047,987.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The 2026 Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

As used in this report, the terms “Freshworks,” “registrant,” “we,” “us,” and “our” mean Freshworks Inc. and its subsidiaries unless the context indicates otherwise.
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "aim", "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "target," "will," or "would," or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our annual recurring revenue (ARR), revenue, expenses, and other operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase the number of users who access our platform;
•our ability to innovate and launch new products
•our ability to increase usage of existing products;
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
•our ability to successfully integrate acquired businesses;
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

Part I
Item 1.    Business
Overview
We provide people-first AI service software that organizations use to deliver exceptional employee and customer experiences. Our employee experience (EX) products include Freshservice, Freshservice for Business Teams, Device42 and FireHydrant. Our customer experience (CX) products include our Freshdesk suite of products. Our AI offerings, which include Freddy AI Agents, Freddy AI Copilot and Freddy AI Insights, further enhance the employee and customer experience and are designed to boost productivity. Currently, nearly 75,000 companies use Freshworks' uncomplicated solutions to increase employee efficiency and customer loyalty.
Our enterprise-grade solutions are powerful, yet easy to use, and quick to deliver results. Our people-first approach to AI is designed to eliminate friction, making employees more effective and organizations more productive.
Businesses from approximately 170 countries around the world use Freshworks products to delight their customers and employees every day. As of December 31, 2025, over 60% of our annual recurring revenue (ARR) was from customers with more than 250 employees. We provide products across multiple markets in order to address the needs of businesses of all sizes that need to digitally transform to delight their customers and employees.
Our business has grown significantly in recent periods as our customer base and operations have scaled. Our total revenue was $838.8 million, $720.4 million and $596.4 million in the years ended December 31, 2025, 2024 and 2023, respectively, representing year-over-year growth rates of 16% and 21%, respectively.
Our Business Models
Freshworks provides solutions that enable organizations to acquire, engage, and better serve their customers and employees. Our value proposition to customers is clear - powerful and modern solutions that are simple and intuitive to implement and that were built to provide rapid time to value and compelling ROI. We focus on meeting customers where they are, with transparent pricing and a go-to-market strategy that allows us to efficiently serve organizations of all sizes.
Our nimble go-to-market approach capitalizes on the strong user-driven adoption and user love for our products with a dedicated focus on driving successful adoption and expansion within organizations. We continue to innovate, bringing new products to market to solve important customer pain points. These solutions give our sellers more ways to land new customers with bigger deals, and a healthy pipeline of incremental expansion opportunities for our existing customers. We offer our products under both free trial and paid subscription plans, further reducing friction to adoption and accelerating our go-to-market motion.
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
We have three go-to-market motions to attract customers:
•Inbound motion: Our inbound motion is the primary way we sell our CX solutions to organizations, regardless of the organization’s size or industry. We rely on efficient search marketing and word of mouth to encourage individual users or small teams within an organization to discover, try, and purchase our products. We drive potential customers to our website as the primary channel to learn about our solutions and we offer 14-day free trials of our products, giving potential customers flexibility to try before they buy.
•Outbound motion: We have significantly strengthened our outbound motion in recent years in response to demand from mid-market and enterprise organizations. We rely on three main groups to drive our outbound business: outbound marketing, sales development representatives, and field sales representatives. We utilize our outbound motion in conjunction with our inbound efforts to help accelerate the adoption of our products, and the increased usage of our products within existing customers.
•Partner ecosystem: Our growing partner ecosystem enriches our offerings, scales our geographic coverage, and helps us reach more buyers, thus amplifying our go-to-market investments. Our partner ecosystem consists of channel resellers, independent software vendors (ISV) and marketplace partners, including developers.
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
Products and Capabilities
Freshworks provides solutions that serve the needs of users in the EX and CX categories. These product offerings enable organizations to acquire, engage, and better serve their customers and employees.
For IT and employee-facing teams, we offer our AI-powered EX family of products, including Freshservice, Freshservice for Business Teams, Device42 and FireHydrant. Freshservice is our unified IT and enterprise service management platform that brings together IT Service Management, IT Operations Management, and IT Infrastructure Management. The platform provides automation, conversational support, and AI-driven insights for employees, agents, and organizational leaders. Freshservice for Business Teams extends these capabilities to departments such as HR, Facilities, Finance, and Legal and can be used independently by individual business units. Device42 adds advanced discovery, inventory, and dependency mapping across complex IT environments. FireHydrant unifies alerting, on-call coordination, major-incident response, and post-incident analytics in a single system.
For customer-facing teams, our AI-powered CX family of products are designed to streamline customer service, sales, and marketing operations. Our Freshdesk Omni product is a comprehensive omnichannel customer service platform that unifies every customer interaction, simplifies support operations to enable self-service resolutions for their customers, empowers agents to deliver exceptional experiences by bringing together all support channels into a single workspace and provides performance insights for their leaders. Our CX portfolio also includes Freshdesk, an AI-powered ticketing and case management solution for fast issue resolution; Freshchat, a customer messaging platform enabling live chat, and engagement across messaging channels; Freshcaller, a cloud-based contact center solution for scalable voice operations; Freshsales, a sales CRM for pipeline management and deal closure; and Freshmarketer, a marketing automation platform for campaign orchestration and lead nurturing.
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
•Freshservice. Freshservice provides a modern IT and enterprise service management platform that enables organizations to manage the full IT estate, including IT Service Management (ITSM), IT Operations Management (ITOM), and IT Infrastructure Management (ITIM). The platform streamlines service delivery by supporting incident, request, knowledge, change, and problem management within a unified system. Freshservice also offers service-aware operations capabilities, including integrated alert management, major incident management, on-call management, and service health monitoring.
Freshservice incorporates AI capabilities to improve the productivity of employees, service agents, and organizational leaders by providing insights that support faster, data-driven decision-making. Its AI agents, powered by Freddy AI, help employees resolve issues, make requests, and access information through conversational interfaces without requiring direct interaction with the service desk. Freshservice also provides Freddy AI Copilot for EX which includes AI-assisted tools designed to help agents summarize tickets, generate responses, automate routine tasks, and enhance consistency and accuracy in service delivery. In addition, the platform offers Freddy AI Insights, which includes AI-driven insights that help organizations identify operational trends, detect anomalies, and analyze underlying drivers of service performance. These capabilities support proactive decision-making and enable teams to investigate issues, visualize key metrics, and derive insights without manual reporting. Freshservice also includes dashboards and analytics that enable organizations to monitor performance and optimize service operations across on-premises, hybrid, and cloud environments.
•Freshservice for Business Teams. Freshservice for Business Teams provides a unified employee service experience while maintaining secure separation of departmental data. The offering enables non-IT departments such as HR, Finance, Facilities, and Legal to implement service management and workflow automation. In addition to supporting cross-functional use cases within organizations, Freshservice for Business Teams is also available for deployment by individual business units to address their specific service management needs.
•Device42. D42 Parent, Inc., a Freshworks company, provides advanced IT discovery and dependency mapping, as well as capabilities for asset and inventory management, application dependency mapping, compliance management, data center infrastructure management (DCIM), IP address management (IPAM), IT asset management (ITAM), resource utilization tracking, and software license management. Device42 is designed to continuously discover, map, and provide complete visibility across on-premises and cloud IT environments. With its built-in AI capabilities and reporting, Device42 helps customers get answers fast and accurate insights about their IT infrastructure that help them solve problems faster, maintain compliance requirements, reduce risk, and ensure business continuity.

•FireHydrant. FireHydrant Inc., a Freshworks company, is a modern incident management platform that enables engineering and operations teams to manage the full incident lifecycle, from initial alerting through post-incident review. The platform unifies alert ingestion and routing, on-call scheduling and escalation policies, major-incident coordination, automated runbooks, collaboration capabilities, and post-incident analytics in a single system, helping organizations resolve service disruptions efficiently and continuously improve operational resilience.
The Freshworks Platform
The Freshworks platform is the AI-powered, enterprise-grade foundation that unifies customer experience and employee experience product lines. It provides common data, workflow, analytics, AI tools, and administration services that are used across applications and can be extended by customers and partners.
•Native AI products. Our AI products include Freddy AI, embedded across our EX and CX products to assist, automate, and analyze service workflows. Freddy AI comprises AI Agents capable of reasoning and autonomous support actions, assistive AI Copilots for workflow guidance and acceleration, and AI Insights for proactive insights and conversational insight generation. These capabilities are designed to help resolve requests, provide contextual assistance, and surface insights within product experiences across the service lifecycle.
Freddy AI Agents provide always-on, conversational assistance to customers and employees, enabling them to resolve issues quickly and efficiently across channels. Freddy AI Copilot acts as a coach and collaborator that helps boost agent productivity and performance by summarizing tickets and conversations, suggesting responses, and providing quality coaching and feedback after every interaction. Freddy AI Insights automatically monitors key support metrics, detects anomalies, and delivers proactive insights with visual root cause analysis—helping leaders identify and fix issues before they impact satisfaction or revenue. Leaders can also ask plain-English questions to instantly generate charts and reports through a conversational interface, making data-driven decisions faster and easier within our products.
•Unified data and shared services. Shared services provide a consistent foundation for applications, including a unified customer record that consolidates relevant context across products, Custom Objects to represent business-specific data within application workflows, and a centralized Admin Center for organization-wide identity, security, and governance across Freshworks products, and Conversation services that unify B2B and B2C interactions across supported channels (e.g., email, chat, voice, and messaging). These services are designed to enable consistent administration and user experiences across Freshworks products.
•Extensibility and ecosystem. The platform includes a developer framework, SDKs, and documentation that enable customers and partners to build, integrate, and deploy applications that extend Freshworks’ product capabilities. Developer tooling includes SDKs, APIs, and AI-assisted capabilities such as Freddy AI Copilot for Developers to accelerate application development. The Freshworks Marketplace offers over 1,200 plug-and-play apps across categories such as productivity, collaboration, data synchronization and migration, and workflow automation, accessible directly within product interfaces.
•Analytics. The platform includes a no-code analytics service for building reports and dashboards across Freshservice and Freshdesk product lines. Users can select metrics and visualizations, apply filters, and distribute or schedule reports without custom code to support operational visibility and data-driven decisions. In addition, Freddy AI Insights provides AI-assisted, that surfaces proactive and conversational analysis like trend shifts, anomalies, and likely root causes.
Customer Experience Offerings
Freshworks portfolio for customer experience includes products for Customer Service (CS) and Sales & Marketing automation (S&M).
•Freshdesk Omni. Freshdesk Omni is an AI-powered omnichannel customer service solution that unifies customer interactions, simplifies support operations, and empowers agents to deliver exceptional experiences. Freshdesk brings together all support channels into a single workspace, so customers get consistent, conversational help and agents no longer juggle multiple tools or lose context when switching between channels.
•Freshdesk. Freshdesk is a customer service platform that helps businesses resolve issues quickly through intelligent ticketing, seamless collaboration, and automated workflows. With built-in self-service portals, knowledge bases, smart routing, and AI that empowers agents to work faster, companies deliver exceptional customer experiences at scale.
•Freshchat. Freshchat provides agents with a modern conversational experience to proactively engage customers across digital messaging channels such as WhatsApp, Google Business Messages, SMS, and more. Freshchat enables automated and personalized self-service for fast resolutions. When an issue requires agent support, a customer is seamlessly transferred to an agent. Agents are equipped with a full customer context and AI productivity tools to deliver fast resolutions. Leaders gain unified dashboards and reports to drive team performance. Freshchat is commonly included as part of both our employee experience and customer experience offerings.
•Freshcaller. Freshcaller is a cloud-based contact center solution that enables businesses to set up scalable voice operations with advanced inbound routing, and speech-enabled IVR capabilities. The solution provides comprehensive call management features including call recordings, post-call transcripts, real-time monitoring dashboards,
•Freshsales. Freshsales is an easy-to-use, AI-powered sales CRM that helps businesses enhance productivity and drive revenue growth for businesses of varying sizes. It offers personalized engagement, accurate forecasting, and intelligent workflows to improve sales performance and deliver exceptional customer experiences. With powerful AI capabilities, Freshsales helps sales teams prioritize high-intent leads, scale personalized outreach, and identify critical deals to take the next best action to accelerate sales cycles.
•Freshmarketer. Freshmarketer is an easy-to-use marketing automation platform designed to help businesses attract, nurture, convert, and retain customers. It empowers businesses to connect with customers across their preferred channels—email, SMS, WhatsApp, or social media—driving higher engagement. With AI-driven campaign creation, advanced segmentation and personalization, conversational marketing tools, real-time automated journeys, and in-depth analytics and reporting, Freshmarketer enables businesses to maximize their marketing ROI.
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
•Reliability: Our products are engineered with reliability as a key consideration from design through all phases of development and operation. We run our SaaS service with the built-in redundancy of independent ‘pods’ across multiple data centers within an AWS region, designed to provide continuity of service in the face of infrastructure disruptions in individual data centers. Every new version of our software undergoes stringent functional, security, and regression testing, and is deployed through controlled processes to production. Following the infrastructure-as-code allows for repeatable and reliable infrastructure provisioning. Our products are monitored for performance and anomalies 24x7 by a Network Operations Center designed to provide for system availability and prevent abuse.
•Security: We maintain a cybersecurity and cloud-security program designed to protect the confidentiality, integrity, and availability of our systems and customer data. We hold industry-recognized certifications (such as ISO 27001 and SOC 2 Type 2) and continuously evolve our program.
Our security posture encompasses continuous monitoring, secure development practices with code and dependency scanning, periodic independent testing, and encryption of certain data in transit and at rest, all under access controls.
As a cloud-native SaaS provider, we continuously monitor and enhance our cloud-security posture through a Cloud-Native Application Protection Platform (CNAPP) that is designed to deliver unified visibility and real-time detection of risks across our multi-cloud environments. Our cybersecurity program also encompasses third-party risk management, employee training, and governance of vendors and partners with access to customer data. Security and privacy are built into our product design and operations, reinforcing customer trust in how we build, deliver, and support our services.
•Efficiency: Our multi-tenant architecture delivers economies of scale, ensuring improved utilization of cloud infrastructure as businesses and customer usage grows. Our governance process is geared to identify and implement infrastructure and production architecture optimizations, and effectively utilize the capabilities of our technology and cloud vendors.

Research and Development
Our engineering and product teams are customer-oriented and work alongside businesses to deliver high value, high-quality features and functionality across the numerous products we support, including customer-requested features that would be valuable across our customer base. We deliver these product features and capabilities through the agile software development methodology, balancing development velocity, roadmap predictability and product quality. Our internal ‘Idea-To-Product’ process for rapid solutioning of product requirements is a key enabler of innovation and collaborative development. The choice of expressive and powerful development frameworks and languages in our technology stack enables us to innovate at scale across multiple products.
We have a research and development presence in both the United States and India, which we believe is a strategic advantage for us, allowing us to efficiently invest more in increasing our product capabilities.
Sales and Marketing
The foundation of our go-to-market strategy is a highly efficient inbound motion driven by PLG, as well as paid campaigns and search engine optimized (SEO) content marketing, affiliates and listings across peer review sites to drive organic traffic. Leads are ushered into a trial where they experience in-app triggers, lifecycle emails and functionality that prompts conversion to paying customers. We layer in both an outbound sales and marketing motion, as well as a partner-led sales distribution strategy to increase success across the breadth of our market opportunity. We have continually increased investments in our outbound sales and marketing efforts globally. Our sales teams are organized by customer size, targeting SMBs with a highly efficient, cost-effective sales organization based in India, in region sales teams focused on our larger customers, and partner-selling teams supporting our partners in other geographies.
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
Competition
The markets in which we operate are highly competitive. A significant number of companies have developed or are developing products and services that currently, or in the future may, compete with some or all of our offerings. Many of these services do not offer complete solutions—often they provide a feature comparable to a component of our platform (e.g., only customer service management, only IT service management, only Sales and Marketing). For our employee experience products, we face competition from traditional IT service management vendors such as ServiceNow, BMC, and Ivanti, as well as modern cloud-based providers, including Atlassian and various mid-market and emerging ITSM platforms. For our customer experience products, we primarily face competition from customer service suites such as Salesforce, Zendesk, Intercom, and legacy vendors, such as Oracle and SAP, and from customer relationship management vendors, such as Salesforce, HubSpot, Microsoft Dynamics, and Sage.
We believe we compete favorably based on the following competitive factors:
•complete set of multi-product platform solutions;
•designed for the user in an easy and intuitive manner;
•fast to go-live and thus lesser time to realize value of investment;
•unified experience;
•Enterprise-grade capabilities;
•modern, end-to-end, and extensible platform;
•designed for businesses of all sizes;

•intelligent, automation-first and AI/ML-powered solutions; and
•product-led go-to-market motion.
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
In the United States, we are subject to data security and privacy rules and regulations, including those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act (CCPA) and other state and federal laws relating to privacy and data security. The CCPA requires covered businesses to provide disclosures to California residents and to respond to requests to opt-out of the sale of personal information, and provide for a private right of action and statutory damages for data breaches. Numerous jurisdictions in the United States have enacted or proposed similar comprehensive consumer privacy laws.
As a result of our international operations, we must comply with a multitude of data security and privacy laws that may vary significantly from jurisdiction to jurisdiction. Virtually every jurisdiction in which we operate has established or is in the process of establishing data security and privacy legal frameworks with which we or our customers must comply. Our failure to comply with the laws of each jurisdiction may subject us to significant penalties and other adverse consequences. For example, the data protection landscape in Europe imposes a range of requirements, including with respect to cross-border data transfers, and other countries outside of Europe have enacted or are considering enacting cross-border data transfer restrictions (including, in certain instances, laws requiring local data residency).
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
As of December 31, 2025, we had twenty issued U.S. patents that expire between 2036 and 2044, and twenty pending patent applications. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. We have registered trademark rights in “Freshworks,” our logos and multiple product names in the United States and targeted foreign jurisdictions. We also have registered domain names for websites that we use in our business, such as freshworks.com and similar variations.
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
Our Culture and Employees
Our people and culture are at the heart of how we innovate, support customers, and execute our long-term strategy. We aim to create a work environment where employees can perform meaningful work, develop their skills, and build fulfilling careers.
Our Values

•We champion our customers. We listen with empathy, solve challenges with intention, and advocate for our customers in every decision.
•We are empowered to make an impact. We make decisions, try new things, and challenge ourselves to do our best work.
•We set high standards. We push ourselves and each other to aim higher. We achieve results through accountability and collaboration.
•We make bold moves. We take smart risks, innovate for impact, and move fast to shape what's next.
•We win as one team. We work without ego to do what's right for Freshworks.
Our Employee Programs
Our employee programs reflect these values and support development, leadership capability, inclusion, and well-being. Key areas of focus include:
•Leadership and manager effectiveness: We have defined clear leadership expectations to guide how managers lead teams, make decisions, and maintain alignment with company priorities. We invest in strengthening manager effectiveness, expanding learning opportunities, and building the technical, functional, and leadership skills needed for the future, particularly as AI becomes increasingly central to our product and business strategy.
•Employee listening: We regularly gather employee feedback through surveys and other listening mechanisms to surface insights, monitor sentiment, and inform actions that strengthen engagement.
•Employee communities and regional initiatives: Employee-led groups, including our global Women’s 360 community and other affinity networks, help build connections and bring diverse perspectives into our work. We also support community initiatives in the regions where we operate, including the Freshworks STS Software Academy, which provides free software-skills training to youth in India.
Where we're located and how we work
As of December 31, 2025, we had a hybrid workforce of approximately 4,500 full-time employees in North America, Europe, Asia and Australia. We’re headquartered in San Mateo, CA, with 11 additional offices globally. A majority of our employees are based in India, where major teams support engineering, product design, customer support, in-bound sales, and general and administrative functions.
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
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky:
•Although we recently generated net income, we have a history of losses and we may not be able to sustain profitability.
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
•Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy or security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products and services, limit their use or adoption, and otherwise negatively affect our operating results and business.
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

Risks Related to Our Business
Although we recently generated net income, we have a history of losses and we may not be able to sustain profitability.
Other than the fiscal year ended December 31, 2025, we have incurred net losses in each fiscal year since our founding. We generated net income of $183.7 million and incurred a net loss $95.4 million for the years ended December 31, 2025 and 2024. As of December 31, 2025, we had an accumulated deficit of $3.6 billion. Although we generated net income in the fiscal year ended December 31, 2025, we cannot assure you that we will sustain profitability. Any failure by us to sustain profitability could cause the value of our Class A common stock to decline. Our losses reflect, among other things, the significant investments we made to develop and commercialize our products, serve our existing customers, and broaden our customer base.
As a result of expected investments and expenditures related to the growth of our business, we may experience losses in future periods and these losses may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenue.
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
•increase awareness of our brand on a global basis;
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
We have been growing significantly in recent periods and, as a result, have a relatively short history operating our business at its current scale. The growth and expansion of our business and products may place a significant strain on our management and our operational and financial resources. To keep growing successfully, we will need to:
• Strengthen our technology systems and financial infrastructure;
• Improve security and compliance processes;
• Manage relationships with partners and customers effectively; and
• Scale our team and operations efficiently.
Additionally, we operate in an industry that is characterized by rapid technological innovation, intense competition, changing customer needs, and frequent introductions of new products, technologies, and services. If we cannot keep pace with these changes or fail to build the right systems and processes, we may struggle to manage our growth and accurately predict our financial performance.
Our future growth rate is subject to a number of uncertainties, such as general economic and market conditions, including high inflation and recessionary or other uncertain economic environments. If general economic and market conditions diminish the rate of global IT spending, the demand for our products would be adversely affected. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the market, or if we do not address these risks successfully, our results of operations could fall short of our expectations, and our business, results of operations, and financial condition would suffer.
Macroeconomic uncertainties, including inflationary pressures, rising interest rates, supply chain disruptions, labor market volatility, geopolitical tensions, and recession risks, have in the past adversely affected and may continue to adversely affect our business, future results of operations, and financial condition.
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
The technology industry in particular has experienced heightened sensitivity to macroeconomic conditions, with enterprise technology spending often viewed as discretionary and subject to deferral during periods of economic uncertainty. Our customers have in the past and may continue to respond to macroeconomic pressures by reducing their technology budgets, delaying implementations, seeking shorter contract terms, or demanding more favorable pricing, all of which could have an adverse impact on our business operations, financial condition, and growth prospects.
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
Larger customers are becoming a bigger part of our business. Sales to large customers involve longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our products, the considerable time spent by potential customers to evaluate and test our products prior to making a purchase decision, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. Our typical sales cycle for mid-market and enterprise customers is approximately 130 to 150 days, compared to 30 days for SMB customers. Moreover, large customers are often more demanding than other customers and begin to deploy our products on a limited basis, but, nevertheless require implementation services and negotiate pricing discounts or other onerous terms, which increase our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment, which can affect our roadmaps and deliverables. If we fail to effectively manage these risks associated with sales cycles and sales to large customers, our business, financial condition, and results of operations may be adversely affected.
If we are unable to attract new customers, convert customers using our trial versions into paying customers, and expand usage of our products within or across organizations, our revenue growth would be harmed.
To increase our revenue and achieve profitability, we must increase our customer base through various methods, including, but not limited to, adding new customers, converting customers using our free trial versions into paying customers, and expanding usage across our existing customers' organizations. We encourage customers on our base level paid plans to upgrade to plans with more features and to incorporate add-ons. Additionally, we seek to expand within organizations by having organizations add new users, upgrade their plans, or expand their use of our products into other departments within the organization. While we have experienced significant growth in the number of customers on our products, we do not know whether we will continue to achieve similar customer growth rates in the future. Numerous factors may impede our ability to add new customers, convert customers using free trial versions into paying customers, expand usage within organizations, and sell subscriptions to our products, including but not limited to, our failure to attract, retain, and effectively train and motivate new sales and marketing personnel, develop or expand relationships with our partners, compete effectively against alternative products or services, successfully deploy new features and integrations, provide a quality customer experience and customer support, or ensure the effectiveness of our marketing programs.
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
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to attract and expand our base of customers may be impaired, and our business and results of operations will be harmed.
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
Our business is primarily subscription based, and customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire. In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions when the initial contract term expires and add additional users to their subscriptions. Our customers have no obligation to renew their subscriptions, and we cannot ensure that customers will renew subscriptions with a similar contract period, with the same or greater number of users, or for the same or upgraded level of subscription plan. Customers may or may not renew their subscription plans as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions, inflation, or customers’ budgetary constraints. If customers do not renew their subscriptions, renew on less favorable terms, or fail to add more users, or if we fail to expand the adoption of our products within and across organizations, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition. We have also experienced and may experience in the future a reduction in renewal rates and increased churn rates, particularly within our SMB customers, many of whom are on month-to-month subscriptions, as well as reduced customer spend and delayed payments that could materially impact our business, results of operations, and financial condition in future periods. If we fail to predict customer demands or fail to attract new customers and maintain and expand new and existing customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
We use generative and agentic artificial intelligence, including in certain of our products and services, which may result in operational challenges, legal liability, reputational concerns and other negative consequences that could adversely affect our business and results of operations.
We deploy generative and agentic AI into certain of our products and services, which may result in adverse effects to our operations, legal liability, reputation and competitive risks, and other adverse consequences. The rapid evolution of AI and the use of generative and agentic AI may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time. For example, there is ongoing litigation over whether the use of copyrighted materials to train certain AI models is lawful, and the impact of decisions in such litigation on our use of AI tools is unknown.
Generative and agentic AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies. Moreover, known risks of generative and agentic AI currently include risks related to accuracy, bias, toxicity, privacy and security and data provenance. For example, AI algorithms use machine learning and predictive analytics which may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. Since we may use AI outputs to make certain decisions, due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits, including exposure to reputational and competitive harm, customer loss, and legal liability. In addition, generative and agentic AI may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. For example, deficient or inaccurate recommendations, summaries, or analyses that generative or agentic AI features assist in producing could lead to customer rejection or skepticism of our products, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of generative or agentic AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. While we have policies and practices designed to mitigate risk around our use of AI tools, our practices may not be error free, and our use of such tools may inadvertently violate a third party’s rights, be non-compliant with the applicable terms of use or our other legal obligations, or result in a security or privacy risk or data leakage. Moreover, because our products and services are configurable, there is a risk that our customers could use our products and services in way that violates applicable law, contract, or our acceptable use and conduct policy. Our use of generative and agentic AI may also lead to novel and urgent cybersecurity risks, including the misuse of personal data, which may adversely affect our operations and reputation.
Generative and agentic AI is also the subject of a quickly evolving legal and regulatory environment, and new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications related to our use of generative or agentic AI could cause us to divert resources towards compliance and adversely affect our business, reputation, or financial results. For example, the U.S.’s regulatory framework related to AI technologies remains in development and has been the subject of federal level executive orders and legislation has been introduced and enacted at the state level. Additionally, obligations under the EU AI Act have gone into effect and will continue to be implemented in phases through 2030, and other jurisdictions have passed or are considering similarly focused legislation. Some of our operations are subject to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements and services to comply with such obligations. Our use of AI technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.
Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect our business, financial condition, results of operations, and growth prospects.
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
Many of our current and potential competitors may have longer operating histories, greater brand name recognition, stronger and more extensive partner relationships, significantly greater financial, technical, marketing, and other resources, lower labor and development costs, and larger customer bases than we do. These competitors may invest and engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies that will allow them to build larger customer bases than we have. Our competitors may also offer their products and services at a lower price, or may offer price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. We also use and build AI offerings into many of our products and we face increased competition as AI technologies are integrated into the various competitive offerings. Our current and potential competitors may develop and market new technologies, including through more effective utilization of evolving AI technologies, greater investment in AI research and development, access to superior training datasets, or deployment of more advanced AI models, which could materially reduce the competitiveness of, or render obsolete, our existing or future products and materially adversely affect our business, results of operations, and financial condition. If we fail to effectively develop, integrate, or utilize AI technologies in our products and services, or if competitors gain advantages through superior AI implementations, our competitive position, value proposition, and market share could be adversely affected.
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
A significant part of our business strategy and culture is to focus on long-term growth and customer success over short-term financial results. Our profitability may be lower than it would be if our strategy were to maximize near-term profitability. If we are ultimately unable to improve growth and profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our Class A common stock may decline.
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
We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to develop the infrastructure to support our growth, we will need to maintain our culture among a larger number of employees dispersed across the globe. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel.
If our information technology, systems, or those of third parties with whom we work, or our data are or were to be compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse consequences.
We (and the third parties with whom we work) process large amounts of sensitive information, including personal data, proprietary business information, trade secrets, and intellectual property, making us and our third-party service providers targets for evolving cyber threats. We (and the third parties with whom we work) face a variety of risks and threat actors, including ransomware attacks (which are becoming increasingly prevalent and severe), social engineering (including AI-enhanced deep fakes), online and offline fraud, malware, malicious code, denial-of-service attacks credential stuffing/harvesting attacks, personnel misconduct or error, software bugs, supply-chain attacks, nation-state actors, organized criminal groups, and attacks enhanced or facilitated by AI technologies. These risks and threat actors are increasingly sophisticated and difficult to detect. During geopolitical conflicts and depending on the relevant jurisdictions in which we (or third parties with whom we work or to whom we provide services) operate, we may face heightened risks of retaliatory cyber-attacks that could materially disrupt our operations and ability to deliver services. Hybrid work arrangements and business transactions (for example, acquisitions) further expand our cybersecurity risks. For example, acquired entities’ information technology systems may introduce additional vulnerabilities and other security issues that were not discovered during due diligence. Additionally, our data and information technology systems may be damaged or fail for reasons other than a cyberattack, such as hardware failures or natural disasters.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). However, we have not and may not in the future detect and remediate all such vulnerabilities, including on a timely basis. Additionally, we face security threats and vulnerabilities as a SaaS company arising from any vulnerabilities in our products and services and our customers’ use of our products and service

(for example, customers’ failure to appropriately secure their account credentials or other manner in which they interact with our products and services). Our reliance on third-party service providers for cloud infrastructure, data centers, and other critical functions also introduces cybersecurity risks beyond our direct control, including supply-chain attacks and vulnerabilities in vendor systems. Additionally, use of third-party AI technologies by our personnel or in our products/services poses significant data security risks, as these tools may not protect the confidentiality of inputs, may use our data to train third-party models, or could inadvertently reveal sensitive information through AI-generated outputs. For example despite implementing guidelines for AI tool usage, we cannot guarantee compliance or track all relevant personnel interactions with these technologies, creating risks that may be particularly difficult to eliminate or manage.
It is difficult and costly to maintain measures designed to detect, investigate, mitigate, contain and remediate security incidents. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective, and we have in the past and may in the future experience security incidents. For example, we have been the target of unsuccessful phishing / credential stuffing / other type of cyberattack attempts in the past, and expect such attempts will continue in the future.
Any actual or perceived security incident impacting us (or the third parties with whom we work) could result in government investigations, enforcement actions, litigation, regulatory penalties, operational disruptions, reputational harm, customer loss, monetary fund diversions, diversions of management attention, financial costs for remediation, notification, and legal proceedings and other adverse consequences. Applicable obligations may require us or we may voluntarily choose to notify relevant stakeholders of security incidents. We may be required to fundamentally change our business practices in response to security incidents, and our insurance coverage and limitations of liability in our contracts may be inadequate to cover all potential damages, costs and other losses. The costs and resources required to prevent, detect, and respond to security threats continue to increase as we expand our business and process larger volumes of sensitive information, potentially diverting resources from growth initiatives and adversely affecting our competitive position.
If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our products, our results of operations may be harmed.
We have in the past and may in the future experience system slowdowns and interruptions. Additionally, growth in our customer base could place additional demands on our products and cause or otherwise exacerbate slowdowns or interrupt the availability of our products. If there is a substantial increase in the volume of usage of our products, we will be required to further expand and upgrade our technology and infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our products or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In such cases, we may lose customers or partners if our users are not able to access our products or encounter slowdowns when doing so. Some of our subscriptions include standard service-level commitments. If we are unable to meet the stated service-level commitments, including failing to meet the uptime and delivery requirements under our customer subscription agreements, we may be obligated to provide these customers with service credits which could significantly affect our revenue in the periods in which the uptime or delivery failure occurs and the credits are applied. Additionally, we could also face subscription terminations, which could significantly affect both our current and future revenue. Any service-level failures could also damage our reputation, which could also adversely affect our business and results of operations. Our disaster recovery plan may not be sufficient to address all aspects or any unanticipated consequence or incidents, and our insurance may not be sufficient to compensate us for the losses that could occur.
Amazon Web Services (AWS) provides the vast majority of our cloud computing infrastructure for hosting our products, mobile applications, and internal business tools under a long-term commercial agreement. Any significant disruption of, limitation of access to, or interference with AWS would negatively affect our operations and could seriously harm our business. Transitioning to another cloud provider would require significant time and expense and could disrupt service delivery. If AWS increases pricing, terminates our relationship, establishes more favorable terms with competitors, or changes its terms of service unfavorably, our business and financial condition would be materially harmed.
In addition, we rely on hardware and infrastructure purchased or leased from third parties and software, AI tools and SaaS products licensed from third parties to operate critical business functions, and we face risks as a result of our reliance on these third-party providers, including risks inherent in how third party AI tools used in our solutions have been developed and deployed, including situations in which the third party may lack a proper license or consent for the data used to train their AI tools. Our business would be disrupted if any such third-party hardware, software, AI tools, SaaS products and infrastructure becomes unavailable on commercially reasonable terms, or at all or has degradations in performance. Any errors or defects in third-party hardware, software, AI tools, SaaS products or infrastructure could result in errors or a failure of our products, which could harm our business and results of operations. Additionally, should we choose to switch any third-party hardware, software, AI tools, SaaS products and/or infrastructure, delays or complications with respect to the transition could adversely impact our business and results of operations.

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
We rely on search engines, including traditional web search and emerging AI-powered platforms, to drive traffic to our websites, and changes in these platforms could adversely affect our business.
Our success depends in part on our ability to attract users through unpaid search results on traditional web search engines such as Google. Search engines frequently update their algorithms, ranking methodologies, and user interfaces in ways that are outside our control. The search ecosystem is also evolving to include AI-generated responses and standalone AI search experiences, which increasingly provide answers without requiring users to click through to a website. These changes have contributed to a rise in “zero-click” searches, which could have an adverse impact on business, results of operations, and financial condition.
Historically, traffic to our websites from search engines has been driven by our position in unpaid search results. Traffic from large language model (LLM)-based platforms currently represents a small portion of our total website traffic but has been growing in recent quarters. As these platforms become more widely adopted, they may become a more material component of our customer acquisition strategy.

At the same time, the rise of AI-powered search may reduce the effectiveness of traditional SEO strategies. Our rankings and visibility may be affected by changes to search engine algorithms, crawling or indexing practices, or interface designs that prioritize AI-generated content over traditional web links. These changes may reduce traffic to our sites, even if our content remains high-quality. Additionally, our content may be used by AI systems to generate responses or train models without driving attributable traffic or revenue.
Although we have made investments to improve our visibility in both traditional and AI-powered search environments, there can be no assurance that these efforts will fully offset the impact of ongoing changes in user behavior and search technology. If we are unable to maintain or improve our visibility, our ability to attract users through unpaid channels may decline, requiring increased investment in paid marketing to meet growth targets. This could increase customer acquisition costs and negatively affect our operating results.
We rely on third parties maintaining open digital marketplaces to distribute our mobile applications for our products. If such third parties interfere with the distribution of our mobile applications, our business would be adversely affected.
We rely on third parties maintaining open digital marketplaces, including the Apple App Store and Google Play, which make our mobile applications for certain of our products available for download. We cannot assure you that the marketplaces through which we distribute these mobile applications will maintain their current structures or that such marketplaces will not charge us fees to list our application for download. We are also dependent on these third-party marketplaces to enable us and our users to timely update these mobile applications, and to incorporate new features, integrations, and capabilities.
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
We face exposure to foreign currency exchange rate fluctuations that could adversely affect our revenue, operating expenses, and results of operations. While we have historically transacted primarily in U.S. dollars, we increasingly transact in foreign currencies with customers and vendors and for payroll in foreign jurisdictions where we operate. Our results of operations and cash flows are subject to currency fluctuations primarily in the Indian rupee, British pound, and euro, as the Company is exposed to remeasurement to the U.S. dollar, which is our functional currency. These exposures may change as business practices evolve, economic and political conditions shift, and tax regulations develop. Additionally, fluctuations in foreign currency values could make it more difficult to detect underlying trends in our business and results of operations. Global events and geopolitical developments, including ongoing conflicts, fluctuating commodity prices, trade tariff developments, and inflation, have caused and may continue to cause global economic uncertainty and interest rate volatility, which could amplify currency fluctuation volatility. We enter into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian rupee, and we may enter into additional hedging transactions if our foreign currency exposure becomes more significant. However, our hedging program is designed to reduce, but does not eliminate, the risk that our earnings and cash flows may be adversely affected by changes in exchange rates, and these risk management efforts may not be successful.
We derive, and expect to continue to derive, substantially all of our revenue from a limited number of products.
We derive, and expect to continue to derive, substantially all of our revenue from our Freshservice and Freshdesk products. As such, the continued growth in market demand for and market acceptance of these products is critical to our continued success. Demand for our products is affected by a number of factors, some of which are beyond our control, such as the rate of adoption of our products within an organization, the timing of development and release of new products by our competitors; the development and acceptance of new features, integrations, and capabilities for our products; price, product, and service changes by us or our competitors; technological changes and developments within the markets we serve; growth, contraction, and rapid evolution of our market; and general economic conditions and trends. If we are unable to continue to meet the demands of users and customers to keep up with trends in preferences for employee and customer experience products, or to achieve more widespread market acceptance of our products, our business, results of operations, and financial condition would be harmed. In addition, some current and potential customers, particularly larger organizations, may develop or acquire their own tools or continue to rely on traditional tools and software for their employee and customer experience needs, which would reduce or eliminate their demand for our products. If demand for our products declines for any of these or other reasons, our business, results of operations, and financial condition would be adversely affected.
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
We and the third parties with whom we work are subject to stringent and evolving global data privacy and security laws, regulations, contractual obligations, industry standards, and other obligations relating to data privacy or security. Our actual or perceived failure (or that of the third parties with whom we work) to comply with these requirements could result in regulatory investigations, litigation, fines, business disruptions, reputational harm, loss of customers or revenue, and other adverse consequences.
We process sensitive information (including personal information) belonging to users, customers, suppliers, partners, and personnel, subjecting us to numerous federal, state, local, and foreign data protection laws that are changing, subject to differing interpretations, and may be inconsistent among jurisdictions. For example, in the United States, certain comprehensive state consumer privacy laws impose obligations including specific privacy notice disclosures, consumer rights to access, correct, or delete personal information, and opt-out rights for targeted advertising and automated decision-making. These laws allow for statutory fines and, in some cases, private litigation with significant statutory damages. Internationally, regulations such as the EU GDPR, UK GDPR, and India's Digital Personal Data Protection Act impose strict processing requirements with consequences for noncompliance including potential processing bans, significant fines, and private litigation. Additional data privacy and security laws may be proposed or enacted in the jurisdictions in which we, our customers or other third parties with whom we work operate or offer products or services.
We may be unable to transfer personal information from the EU, UK, and other jurisdictions to the United States or other relevant jurisdictions due to data localization requirements or cross-border transfer limitations. While mechanisms such as the EU-U.S. Data Privacy Framework exist, these are subject to legal challenges and regulatory scrutiny. If we cannot lawfully transfer personal information or if compliance requirements become too onerous, we could face adverse consequences such as operational interruptions, the need to relocate business activities to other jurisdictions at significant expense, regulatory actions, substantial fines, and injunctions against data processing necessary to operate our business.
In addition to laws, we are subject to other obligations related to data privacy or security such as contracts, industry standards, and policies. For example, we are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish policies, marketing materials, and other statements concerning data privacy, security, and AI. Regulators are increasingly scrutinizing such statements, and if they are found to be inaccurate, misleading, or otherwise deficient we may be subject to regulatory investigations, enforcement actions, or other adverse consequences.
Our use of artificial intelligence, including generative and agentic AI and machine learning (ML) technologies, in products and services presents additional privacy and security risks. AI technologies are subject to increasing regulation (for example, in relation to data privacy and security as well as general consumer protection) in jurisdictions around the globe, including the EU's Artificial Intelligence Act and emerging US state laws. Privacy and data protection laws that regulate automated decision-making and extend consumer rights may be incompatible with our AI/ML use, potentially requiring us to disgorge profits, change business practices, retrain AI systems, and limit AI deployment. If we cannot use AI technologies or such use is restricted, our business may be less efficient and we may otherwise be at a competitive disadvantage. Personnel use of generative AI technologies could result in inadvertent disclosure of personal information, creating additional compliance costs and regulatory risks.
Compliance obligations related to data privacy and security continue to evolve and become more stringent. These obligations are subject to differing applications and interpretations across jurisdictions. some of which may be inconsistent. Such obligations have required and will continue to require from us significant resource expenditures, and may limit our ability to develop new services, store and process customer data, or operate our business effectively. Any actual or perceived non-compliance with such obligations by us or by the third parties with whom we work (including our customers) could result in adverse consequences such as governmental enforcement actions, investigations, fines, penalties, audits, litigation including class actions and mass arbitration demands, additional reporting requirements, processing restrictions, orders to destroy data, and potential imprisonment of company officials. Data privacy and security-related claims are increasingly common, with some allowing statutory damages on a per-violation basis that could result in substantial financial exposure. For example, we have in the past and may in the future experience legal demands related to data privacy or security, such as in relation to our use of digital tracking technologies on our website. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Additionally, many of our products and services are general-purpose solutions that our customers can configure and deploy for their particular use cases. Depending on the manner in which our customers use our products and services, it could expose us to additional data privacy and security obligations (for example, those related to telemarketing, employment, and AI). Although we maintain measures designed to prohibit customers from using our products and services in unlawful or other harmful ways, customers may attempt (and have at times in the past attempted) to use our products and services in ways that violate our policies, terms or applicable laws, which could lead to adverse consequences for us such as those described above.
Risks Related to International Operations
Our international operations and sales to customers outside the United States expose us to risks inherent in international operations and sales.
We have a significant portion of our operations in India. As of December 31, 2025, approximately 3,600 of our employees reside in India, representing approximately 81% of our total employee population. For the fiscal year ended December 31, 2025, approximately 54% of our revenue was generated from customers outside North America. Besides India and the United States, we have sales and marketing operations primarily in Australia, select countries in the European Union and the United Kingdom. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition, we will face risks in doing business internationally that could adversely affect our business and results of operations, including:
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
In addition, following Russia’s military invasion of Ukraine in February 2022, the United States, EU, and other nations announced various sanctions and export restrictions against Russia and Belarus. Such restrictions included blocking sanctions on some of the largest state-owned and private Russian financial institutions, and their removal from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. The Russia-Ukraine conflict and the measures that have been taken, and could be taken in future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business, including preventing us from performing existing contracts, pursuing new business opportunities, or receiving payments for services already provided to customers.
We are subject to anti-corruption, anti-bribery, and similar laws, and our failure to comply with these laws could subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act 2010, the India Prevention of Corruption Act, 1988, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other benefits to or from any person whether in the public or private sector. Our risks under these laws may increase as we increase our international sales and business further, especially given our substantial reliance on sales to and through resellers and other intermediaries. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Such investigations and enforcement actions, regardless of their outcome, could be costly, time-consuming, disruptive to our operations, and harmful to our reputation and business relationships. Additionally, the costs of implementing and maintaining compliance programs, conducting due diligence on third-party partners, and responding to regulatory inquiries continue to increase as these laws evolve and enforcement intensifies globally.

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
Further, Government of India introduced (i) the Code on Wages 2019 ("Wages Code"); (ii) the Code on Social Security, 2020 ("Social Security Code"); (iii) the Occupational Safety, Health and Working Conditions Code, 2020; and (iv) the Industrial Relations Code, 2020, which consolidate, subsume and replace numerous existing central labour legislations. Pursuant to notifications issued by Government of India dated November 21, 2025, the Occupational Safety, Health and Working Conditions Code, 2020 and Industrial Relations Code, 2020 have been made fully effective and certain provisions of the Wages Code and Social Security Code have been made effective, each as of November 21, 2025. The effect of these provisions on us including impact on overall employee expenses which in turn may affect our profitability cannot be predicted with certainty at this stage.
We are subject to complex and evolving export control, import, and trade sanctions laws that could impair our ability to compete internationally, result in significant penalties, and adversely affect our business and results of operations.
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
Risks Related to Intellectual Property
We face risks from intellectual property infringement claims and other litigation that could result in significant costs, operational restrictions, and material adverse effects on our business and results of operations.
Our success depends on developing and commercializing offerings without infringing third-party intellectual property rights. However, we may be subject to claims of infringement, misappropriation of violation of such rights, and competitors or other parties may claim infringement even when we are unaware of their alleged intellectual property coverage. While we maintain policies prohibiting employees from using confidential information of third parties or former employers, we cannot guarantee compliance, and employees may act without our knowledge in contravention of such policies. Additionally, our use of third-party generative AI tools exposes us to copyright infringement and other intellectual property claims, as we may have limited insight into the content used to train these AI systems or the extent to which original works remain in AI outputs.
Intellectual property litigation, regardless of merit, involves considerable costs and diverts management attention and resources, potentially harming our business and results of operations. We may be required to settle litigation on unfavorable terms, obtain licenses that may not be available on reasonable terms or at all, develop alternative non-infringing technology at significant expense, or discontinue certain practices or operations. Adverse judgments could require us to cease operations or pay substantial damages. Our insurance may not cover such claims, provide sufficient coverage, or remain available on acceptable terms, resulting in unanticipated costs and material adverse effects on our business.
We indemnify channel partners and customers against third-party infringement claims, and these obligations may be excluded from contractual liability limitations. Such claims may require us to initiate or defend costly litigation regardless of merit, pay damages on behalf of customers and partners, modify products to make them non-infringing, or obtain necessary licenses. If we cannot obtain required licenses on commercially reasonable terms, customers may be forced to stop using our products and channel partners may be forced to stop selling them, adversely affecting our business and results of operations.
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
We use trademarks, trade names, and brand names to distinguish our solutions from the products of our competitors, and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States. As we rely in part on brand names and trademark protection to enforce our intellectual property rights, efforts by third parties to oppose trademark applications, limit use of our brand names or trademarks and barriers to the registration of brand names and trademarks in various countries may restrict our ability to promote and maintain a cohesive brand throughout our key markets. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands.
We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. Additionally, copyright and other intellectual property protection for materials that we develop with the use of AI tools may be limited, if available at all, and we therefore may be unable to obtain protection for such works. To protect our trade secrets and other proprietary information, we require employees, consultants, and independent contractors to enter into confidentiality agreements and invention assignment agreements to control access to and use of our proprietary information and to ensure that any intellectual property developed by such employees, contractors, consultants, and other third parties are assigned to us. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business would be materially adversely affected
Furthermore, third parties may knowingly or unknowingly infringe or circumvent our intellectual property rights, and we may not be able to prevent infringement without incurring substantial expense. Litigation brought to protect and enforce our intellectual property rights would be costly, time-consuming, and distracting to management and key personnel, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operations. Any of these events would have a material adverse effect on our business, results of operations, and financial condition.
Our use of “open source” and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our products and could subject us to possible litigation.
A portion of the technologies we use in our products and mobile applications incorporates “open source” software, and we may incorporate open source software in our products and mobile applications in the future. This exposes us to potential claims of ownership by parties of what we believe to be open source software or non-compliance claims as to the applicable open source licensing terms. Some open source licenses require end-users who distribute or make available across a network software and services that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code, at no cost, or license such code under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose source code that incorporates or is a modification of such licensed software. Furthermore, there is an increasing number of open-source software license types, almost none of which have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such license types. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable open source license, we could expend substantial time and resources to re-engineer some or all of our software or be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, and required to comply with the foregoing conditions, including public release of certain portions of our proprietary source code.
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
Our ability to utilize net operating loss carryforwards and other tax attributes to offset taxable income may be limited by ownership changes, evolving tax laws, and utilization restrictions, which could increase our future tax obligations and adversely affect our results of operations.
As of December 31, 2025, we had U.S. federal net operating loss carryforwards of $67.3 million portions of which will begin to expire in 2034 if not utilized. U.S. federal net operating losses arising in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, we have foreign tax credits of $17.6 million that will begin to expire in 2028. Furthermore, we have state net operating loss carryforwards of $112.0 million, portions of which will begin to expire in 2026. Portions of these net operating loss carryforwards and foreign tax credits could expire unused and be unavailable to offset future income tax liabilities. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the One Big Beautiful Bill Act ("OBBBA");
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
Changes in tax laws or regulations could be enacted or existing tax laws or regulations could be applied to us or our customers in a manner that could increase the costs of our products and harm our business. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. For example, the OBBBA, together with prior tax legislation, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to any tax legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses or future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.
Our international operations may subject us to potential adverse tax consequences.
We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties. If such a challenge, disagreement or assertion were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Changes in India's taxation system could adversely affect our business, financial condition, and results of operations due to the complex and evolving nature of central and state tax regimes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Based on shares of common stock held as of December 31, 2025, our directors, executive officers, and holders of more than 5% of our Class A common stock or Class B common stock, and their respective affiliates held in the aggregate approximately 71.1% of the voting power of our outstanding capital stock, and our former Executive Chairman, Mr. Mathrubootham, controlled approximately 18.3% of the voting power of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership could also delay or prevent a change of control of us that other stockholders may view as beneficial. Mr. Mathrubootham, our former Executive Chairman controlled approximately 18.3% of the voting power of our outstanding common stock as of December 31, 2025, may continue to have influence over matters requiring stockholder approval.

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
We may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Additional issuances of our stock will result in dilution to existing holders of our stock. We expect to grant equity awards to employees, officers, directors and other service providers under our equity incentive plans and to the extent stock options to purchase our stock are exercised or restricted stock units settle, there will be dilution. We continue to reserve 2,850,000 shares of our Class A common stock for donation to a newly formed U.S. charitable foundation in the future, which will result in additional dilution to our existing stockholders. Any such issuances could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.
Our stock repurchase programs subject us to various risks that could materially and adversely affect our business, financial condition, results of operations, and stock price. These risks include market timing and valuation uncertainties, impacts on key financial metrics, liquidity constraints, regulatory limitations, conflicts with strategic objectives, adverse market perceptions, and execution challenges.
In November 2024, our board of directors approved a stock repurchase program for the repurchase of up to $400 million of the Company’s outstanding Class A common stock, which was completed in August 2025.
Our stock repurchase programs are subject to significant market timing and valuation risks that could result in suboptimal capital allocation and adverse impacts on shareholder value. We may repurchase shares at prices that subsequently prove to have been excessive relative to the intrinsic value of our stock, particularly during periods of market volatility or when our stock price is trading at elevated multiples. Market conditions, investor sentiment, and macroeconomic factors beyond our control can cause substantial fluctuations in our stock price, making it difficult to determine optimal timing and pricing for repurchases.
If we execute repurchases when our stock is overvalued, we may destroy shareholder value by paying more for shares than they are ultimately worth, reducing the economic benefit to continuing shareholders. Conversely, if we suspend or reduce repurchases during periods when our stock may be undervalued due to temporary market dislocations, we may miss opportunities to enhance shareholder returns. Our repurchase decisions are based on management's assessment of various factors, including stock price, market conditions, available cash, and alternative investment opportunities, but these assessments may prove incorrect. Additionally, the timing of our repurchases may create unintended signaling effects to the market about management's confidence in the company's prospects, potentially leading to increased volatility or adverse market reactions if our subsequent performance does not meet market expectations established by our repurchase activity.
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
There is continuing debate among certain investors, regulators, customers, employees, and other stakeholders concerning environmental, social, and governance ("ESG") matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are not in line with their philosophy. We may also face reputational damage in the event that we do not meet the ESG standards set by various constituencies.
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
Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. At the same time, anti-ESG sentiment has gained momentum among certain groups in the United States, and the federal and state governments have enacted or proposed “anti-ESG” policies. In addition, the U.S. Supreme Court’s ruling striking down race-based affirmative action in higher education has increased scrutiny of private sector employment practices, and activist groups and state attorneys general have begun to analogize the outcome of that case to private employment matters, asserting that certain corporate practices are discriminatory and unlawful. Such anti-ESG related policies, legislation, initiatives and scrutiny could expose us to the risk of litigation or result in legal costs and reputational harm. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected.
Item 1B.    Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes, including a formal cybersecurity risk-management framework, designed to identify, assess, and manage material risks to our information systems and data, including our networks (on-premises and cloud), communications systems, hardware, software, third-party hosted services, confidential and proprietary data (including customer, employee, and strategic business information), and intellectual property.
The Chief Information Security Officer (CISO), in collaboration with our information security team, broader IT organization, product and engineering functions, and external advisors, leads our cybersecurity program. This program utilizes various methods, including both automated and manual controls, threat-feed monitoring, internal audits, access-control assessments, vulnerability scanning, penetration testing, open-source software analysis, and a bug bounty program.
Our Chief Information Security Officer (CISO) leads a global cybersecurity program that is embedded across engineering, product, IT, legal, and compliance functions. The program is risk-based and references recognized industry frameworks and regulatory requirements.
We employ a layered defense strategy that includes automated and manual controls, continuous threat intelligence monitoring, secure software development practices, cloud security governance, independent assessments, vulnerability management, penetration testing, third-party risk management, and a coordinated vulnerability disclosure and bug bounty program.
Cybersecurity risks are regularly assessed, prioritized, and reported to executive leadership and the Board, with defined incident response, escalation, and resilience procedures in place to address evolving threats.
Depending on the environment, we implement and maintain various technical, physical, and organizational safeguards—such as 24/7 security operations center (SOC) monitoring, formal incident-response plans, secure software-development practices (including static and dynamic code scanning and third-party component analysis), identity and access management, encryption of data at rest and in transit, continuous cloud-security-posture monitoring through a Cloud-Native Application Protection Platform (CNAPP) that is designed to provide visibility across our multi-cloud environment, third-party risk-management processes, phishing testing and training, employee awareness programs, and cybersecurity insurance.
As we deploy and embed artificial intelligence (AI) and machine learning technologies into our platform, operations, and customer-facing solutions, we have established an AI security governance program designed to manage emerging risks associated with AI adoption, including risks related to cybersecurity. This includes a cross-functional AI Advisory Board comprised of representatives from cybersecurity, IT, product engineering, legal/privacy, data science, and business operations; training and awareness for employees and contractors on AI-specific security topics such as safe use of generative AI and monitoring of AI-enabled threats; and vendor and third-party AI component risk-management, which applies contractual and technical controls—such as model provenance review and ongoing monitoring of AI supplier performance.
Our cyber-risk management processes are integrated into our business strategy, and capital allocation decisions. The CISO reports to senior management and the Audit Committee of our Board of Directors on our risk posture, threat landscape, and certain material cybersecurity issues that may arise. Vendors that provide critical services are subject to our vendor risk management program, which includes risk evaluation and contractual security obligations.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see Part I, Item 1A. “Risk Factors,” including: “If our information technology, systems, or those of third parties with whom we work, or our data, are or were to be compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences.”
Governance
Our Board of Directors oversees cybersecurity risk as part of its risk-management responsibilities. The Audit Committee is responsible for monitoring our cybersecurity risk management processes, including oversight and mitigation of risks associated with cybersecurity threats.
The CISO leads our cybersecurity program and works cross-functionally across IT, product and engineering, human resources, finance, and legal/compliance, to align cybersecurity risk with business objectives. The CISO is responsible for staffing, budgeting, process approval, reviewing key metrics, and responding to and escalating cybersecurity incidents. Our

CISO has over 20 years of experience in cybersecurity and information technology leadership, including senior roles in public and cloud-based software companies. The CISO holds CISSP, CISM, CISA, and multiple GIAC certifications.
Our incident-response process is designed to escalate certain cybersecurity events to the CISO, Chief Financial Officer (CFO), and Chief Legal Officer (CLO), as appropriate, with the aim of timely disclosure to the Audit Committee and Board. The Audit Committee receives quarterly updates from the CISO on significant threats, risk posture, and mitigation activities; the full Board receives an annual briefing on cybersecurity risk.
We maintain controls and procedures designed to ensure that material cybersecurity information is communicated promptly to senior management and the Board, enabling them to exercise oversight and disclosure.
Item 2.    Properties
Our headquarters office is located in San Mateo, California, where we lease more than 55,000 square feet under a lease that expires in July 2031. We also maintain additional offices in the United States and internationally. In the United States we have additional offices in Denver and Seattle. In India we have our principal engineering facility in Chennai, as well as offices in Bangalore and Hyderabad. Outside of US and India we have offices located in London, United Kingdom; Paris, France; Berlin, Germany; Utrecht, Netherlands; and Sydney, Australia. These offices are all leased and we do not own any real property. We may continue to open up satellite offices in strategic locations to gain access to new talent markets and to facilitate business operations. We believe that the facilities we occupy are suitable to meet our current needs.
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
As of February 23, 2026, there were 31 and 33 registered holders of our Class A and Class B common stock, respectively. Because many of our shares of Class A common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.
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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from September 22, 2021 (the date that our Class A common stock commenced trading on the Nasdaq Capital Market) through December 31, 2025 with (ii) the cumulative total return of the NASDAQ Composite Index, the Standard & Poor's (S&P) 500 Index and the S&P 500 Systems Software Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on September 22, 2021 and the reinvestment of dividends. The graph uses the closing market price on September 22, 2021 of $47.55 per share as the initial value of our Class A common stock. As discussed above, we have never declared or paid a cash dividend on our Class A common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.
In 2025, the Company changed the comparative index in the performance chart from S&P 500 Information Technology Index to S&P 500 Systems Software as we believe this index is more appropriate for comparative purposes due to its better reflection of our industry.

COMPARISON OF CUMULATIVE TOTAL RETURN
$250
$200
$150
$100
$50
$0
22-Sep-21
31-Dec-21
31-Dec-22
31-Dec-23
31-Dec-24
31-Dec-25
FRSH
NASDAQ Composite
S&P 500
S&P 500 IT
S&P 500 Systems Software

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In February 2026, our board of directors approved a stock repurchase program for the repurchase of up to $400 million of our outstanding Class A common stock. Under the repurchase program, we may repurchase shares of our outstanding Class A common stock from time to time in the open market, through privately negotiated transactions and/or other means in compliance with the Exchange Act and the rules and regulations thereunder. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion, and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. The repurchase program may be suspended or discontinued at any time.
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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025.

Overview
We provide people-first AI service software that organizations use to deliver exceptional employee and customer experiences. Our employee experience (EX) products include Freshservice, Freshservice for Business Teams, Device42 and FireHydrant. Our customer experience (CX) products include our Freshdesk suite of products. Our AI offerings, which include Freddy AI Agent, Freddy AI Copilot and Freddy AI Insights, further enhance the employee and customer and employee experience and are designed to boost productivity.
In June 2024, we acquired all outstanding shares of D42 Parent, Inc., an IT asset management company for approximately $238.1 million, which primarily consisted of $225.3 million in cash, and approximately $12.9 million of common stock and stock options. Our consolidated financial statements and key business metrics include D42 Parent, Inc. since the acquisition date.
In January 2026, the Company completed the acquisition of FireHydrant, Inc., a provider of AI-powered incident management software. The Company will account for the transaction as a business combination. Since the closing date of the acquisition occurred subsequent to the end of the reporting period, the allocation of purchase price to the underlying net assets has not yet been completed.
We generate revenue primarily from the sale of subscriptions for accessing our cloud-based software products over the contract term. We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. We also sell professional services that include product configuration, data migration, systems integration, and training. With the acquisition of D42 Parent, Inc., we also sell software licenses with associated maintenance.
Our customer base and operations have scaled over time. Our total revenue was $838.8 million, $720.4 million and $596.4 million in the years ended December 31, 2025, 2024 and 2023, respectively, representing year-over-year growth rates of 16% and 21%, respectively. We generated operating income of $13.2 million and incurred operating losses of $138.6 million and $170.2 million in the years ended December 31, 2025, 2024 and 2023, respectively, and recognized net income of $183.7 million and incurred net losses of $95.4 million and $137.4 million in the years ended December 31, 2025, 2024 and 2023, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, and geopolitical developments have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services and we expect these pressures to persist for the foreseeable future. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth historically and volatility in the foreign currency market may still exist. For each of the years ended December 31, 2025, 2024, and 2023 we had approximately 28%, 27%, and 27%, respectively, of revenue exposure related to the euro and British pound. If adverse conditions arise, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
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
Acquiring New Customers
We will continue to invest in acquiring new customers across all of our products. We believe that our focus on offering products that delight our users facilitates our go-to-market strategy, which is designed to be product-led and self-service in nature, reducing the friction new customers have to overcome to adopt our products within their organization. Our approach to acquiring new customers allows us to benefit from user-driven, organic adoption of our products across organizations of all sizes, as well as enable our customers to standardize on our products across the organization. As of December 31, 2025 and 2024, we had nearly 75,000 and over 72,200 paying customers, respectively.
We have made and continue to make significant investments in strengthening our outbound sales motion to enable adoption of department-specific and organization-wide use cases for mid-market and enterprise customers. We believe that larger businesses can benefit from implementing multiple Freshworks products, as once they are a customer they are able to expand their use of these products. We define annual recurring revenue (ARR) as the sum total of the subscription, software license, and maintenance revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions, and assuming that revenues are recognized ratably over the term of subscription and maintenance contracts and upon delivery for software licenses. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers. As of December 31, 2025 and 2024, 24,762 and 22,558 of our customers contributed more than $5,000 in ARR, respectively, demonstrating the broad appeal of our products to customers of all sizes and geographies, and as of December 31, 2025 and 2024, customers contributing more than $5,000 in ARR represented 91% and 90% of total ARR, respectively. We believe that the number of customers that contribute more than $5,000 in ARR is an indicator of our success in expanding upmarket to larger businesses.
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
We measure the rate of expansion within our customer base using net dollar retention rate (as defined under Key Business Metrics), and we believe that our net dollar retention rate demonstrates our rate of expansion within our existing customer base. Our net dollar retention rate was 108% and 103% as of December 31, 2025 and December 31, 2024, respectively. On constant currency basis, our net dollar retention rate was 104% which was an increase from prior year primarily due to an improvement in our overall churn rate.
We have a significant opportunity to expand within our existing customer base and substantially increase the number of customers that purchase multiple Freshworks products. As of December 31, 2025, approximately 31% of our customers purchased two or more Freshworks products. These customers represented 45% of total ARR as of December 31, 2025, illustrating the large opportunity we have to sell additional products to our current customer base and drive growth.
We continue to increase the number of customers that have entered into larger subscriptions with us. We had approximately 3,760 customers each contributing $50,000 or more in ARR as of December 31, 2025, representing an increase of 23% compared to 3,053 customers as of December 31, 2024. As of December 31, 2025 and December 31, 2024, customers contributing more than $50,000 in ARR represented approximately 54% and 50% of total ARR, respectively. We believe that the number of customers contributing $50,000 or more in ARR indicates the strategic importance of our products for our customers and our ability to both initially land significant accounts or grow customers into significant accounts over time. No single customer accounted for more than 1% of ARR and our top 10 customers represented less than 5% of ARR as of December 31, 2025, and we have no significant concentration in a specific industry vertical.
Investing in Our Growth
We believe that we are early in addressing our large market opportunity and we intend to continue to make investments to support the growth and expansion of our business. We have a track record of bringing new products to market and scaling these new products over time. As of December 31, 2025, we have two primary products with over $100 million in ARR, Freshservice and Freshdesk. We intend to invest in growing our research and development team to extend the functionality of our solutions and continue to bring new solutions to market. Our investments in our Neo platform have helped us accelerate the pace of innovation.
We believe that our market remains largely underserved. We intend to invest aggressively in our direct and indirect sales and marketing capabilities, including investments in our outbound sales motion. We have been global from our earliest product sales and our global footprint continues to expand, with customers in over 170 countries. During the year ended December 31, 2025, 46%, 39%, and 15% of our revenue was derived from customers in North America; Europe, Middle East and Africa; and the rest of the world, respectively. We have a significant opportunity to further expand globally. We plan to support more languages, recruit partners, hire sales and customer service personnel in additional countries as needed, and expand our presence in countries where we already operate. A critical part of our go-to-market strategy has been our broad and diverse set of partners that enrich our offerings, scale our geographic coverage, and help us reach a broader audience than we would be able to reach on our own, thus amplifying our go-to-market investments. We plan to continue to invest in growing our partner ecosystem to fuel additional customer acquisition and expand use cases within our existing customer base.
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

	December 31,
	2025	2024	2023
Number of customers contributing more than $5,000 in ARR	24,762	22,558	20,261
ARR from customers contributing more than $5,000 in ARR as a percent of total ARR	91%	90%	89%
Net dollar retention rate	108%	103%	108%
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

We define ARR as the sum total of subscription, software license, and maintenance revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions, and assuming that revenues are recognized ratably over the term of subscription and maintenance contracts and upon delivery for software licenses. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 13%, 14%, and 17% of ARR as of December 31, 2025, 2024 and 2023, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention rate.
Our net dollar retention rate was 108% and 103% as of December 31, 2025 and 2024, respectively. Net dollar retention rate increased from prior year primarily due to a favorable foreign currency impact and an improvement in our churn rate.We expect our net dollar retention rate could fluctuate in future periods due to a number of factors, including, but not limited to, difficult macroeconomic conditions, our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
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

Software License Revenue
Software license revenue is generally sold as bundled arrangements that include the rights to a software license and maintenance and cloud-based software in some cases. Software license revenue consists of term licenses and is recognized upfront, upon making the software available to the customer. The associated software maintenance revenue is generally recognized ratably over the contract term as support is provided to the customers over the term of the arrangement.
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
Income Taxes
We are subject to income taxes in the U.S. and in other foreign jurisdictions. We recognize current and deferred income taxes based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carryforwards recognized for financial reporting and income tax purposes. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, utilizing tax rates that are expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. We recognize valuation allowance to reduce deferred tax assets to the amount that we estimate, based on available evidence and management judgment, will more likely than not be realized. We record a valuation allowance in the period the determination is made that all or part of the net deferred tax assets will not be realized. We record interest and penalties related to unrecognized tax benefits in tax expense.
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

•Acquisition expenses. We exclude acquisition expenses, which primarily consist of legal fees and due diligence costs, from our non-GAAP financial measures because we do not believe these expenses have a direct correlation to the operating performance of our business.
•Income tax effect and adjustments. We exclude the income tax effect of the above adjustments, income tax effect associated with acquisitions and tax charges or benefits that are a result of a change in valuation allowance on deferred tax assets and its related impacts, from our non-GAAP financial measures. We exclude these costs because we do not believe these expenses have a direct correlation to the operating performance of our business.
Non-GAAP Income From Operations and Non-GAAP Net Income
We define non-GAAP income from operations as GAAP income (loss) from operations excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, restructuring charges and acquisition expenses.
We define non-GAAP net income as GAAP net income (loss), excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, restructuring charges, gain on sale of non-marketable equity investments, acquisition expenses and income tax adjustments.
The following tables present a reconciliation of our GAAP income (loss) from operations to our non-GAAP income from operations and our GAAP net income (loss) to our non-GAAP net income for each of the periods presented (in thousands):
Non-GAAP Income from Operations

	Year Ended December 31,
	2025	2024	2023
Income (loss) from operations	$13,205	$(138,610)	$(170,172)
Non-GAAP adjustments:
Stock-based compensation expense	146,819	216,706	210,707
Employer payroll taxes on employee stock transactions	3,026	3,223	3,711
Amortization of acquired intangibles	13,854	8,160	303
Restructuring charges	405	9,664	—
Acquisition expenses	684	—	—
Non-GAAP income from operations	$177,993	$99,143	$44,549

Non-GAAP Net Income

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$183,723	$(95,368)	$(137,436)
Non-GAAP adjustments:
Stock-based compensation expense	146,819	216,706	210,707
Employer payroll taxes on employee stock transactions	3,026	3,223	3,711
Amortization of acquired intangibles	13,854	8,160	303
Restructuring charges	405	9,664	—
Acquisition expenses	684	—	—
Gain on sale of non-marketable equity investments	(1,837)	—	—
Income tax adjustments (1)	(151,900)	(12,017)	1,398
Non-GAAP net income	$194,774	$130,368	$78,683
(1) During the year ended December 31, 2025, income tax adjustments primarily included approximately $151.7 million of tax benefit from a release of our valuation allowance on U.S. deferred tax assets and $39.1 million of income tax effect of non-GAAP adjustments, partially offset by $38.9 million of transition impact as a result of releasing our valuation allowance. During the year ended December 31, 2024, income tax adjustments included $14.3 million of income tax benefit associated with acquisitions.

Free Cash Flow
We define free cash flow as net cash provided by operating activities, less purchases of property and equipment, and capitalized internal-use software costs. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash from our core operations after purchases of property and equipment. Free cash flow is a measure to determine, among other things, cash available for strategic initiatives, including further investments in our business and potential acquisitions of businesses.
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$242,370	$160,646	$86,178
Less:
Purchases of property and equipment	(5,700)	(9,177)	(2,069)
Capitalized internal-use software	(15,791)	(5,485)	(6,271)
Free cash flow, including restructuring costs (1)	$220,879	$145,984	$77,838
Net cash provided by investing activities	$206,133	$38,803	$158,499
Net cash used in financing activities	$(436,658)	$(67,260)	$(60,619)
(1) Free cash flow includes $2.2 million and $7.3 million of restructuring costs paid during the years ended December 31, 2025 and 2024.
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
Operating Expenses
Research and Development. Research and development expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for engineering and product development employees and certain executives, software license fees, rental of office premises, third-party hosting fees, third-party product development services and consulting expenses, and depreciation expense for equipment used in research and development activities. We capitalize a portion of our research and development expenses that meet the criteria for capitalization of internal-use software. All other research and development costs are expensed as incurred.
We believe that continued investment in our products is important for our growth, and as such, we expect that our research and development expenses will continue to increase in dollar amount for the foreseeable future, but such expenses as a percentage of revenue may fluctuate from period to period depending upon the timing and amount of these expenses.
Sales and Marketing. Sales and marketing expense consists primarily of personnel-related costs, including salaries, related benefits, and stock-based compensation expense for our sales personnel and certain executives, sales commissions for our sales force and reseller commissions for our channel sales partners, as well as costs associated with marketing activities, travel and entertainment costs, amortization of acquired technology intangibles, software license fees, and rental of office premises. Sales and reseller commissions that are considered incremental costs incurred to obtain contracts with customers, are deferred and amortized over the benefit period of three years. Marketing activities include online lead generation, advertising, and promotional events.
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
Provision for Income Taxes
We are subject to income taxes in U.S. and in foreign jurisdictions. We monitor the realizability of our deferred tax assets and take into account all relevant factors at each reporting period. As of December 31, 2025, based on the relevant weight of positive and negative evidence, including the amount of our taxable income in the current year, which is objective and verifiable, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable. As such, we released $151.7 million valuation allowance related to the U.S. deferred tax assets during the year ended December 31,

2025. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions as well as non-deductible expenses, such as stock-based compensation, and changes in our valuation allowance.

Results of Operations
The following tables set forth our consolidated statements of operations data for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$838,809	$720,420	$596,432
Cost of revenue (1)	126,145	113,330	103,369
Gross profit	712,664	607,090	493,063
Operating expenses:
Research and development (1)	163,208	164,590	137,756
Sales and marketing (1)	394,753	390,817	357,781
General and administrative (1)	141,093	180,629	167,698
Restructuring charges	405	9,664	—
Total operating expenses	699,459	745,700	663,235
Income (loss) from operations	13,205	(138,610)	(170,172)
Interest and other income, net	40,077	47,773	46,403
Income (loss) before income taxes	53,282	(90,837)	(123,769)
Provision for (benefit from) income taxes	(130,441)	4,531	13,667
Net income (loss)	$183,723	$(95,368)	$(137,436)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$5,833	$6,565	$6,774
Research and development (1)	34,864	41,512	37,524
Sales and marketing	48,384	63,219	66,755
General and administration (2)	57,738	105,410	99,654
Total stock-based compensation expense	$146,819	$216,706	$210,707
(1) Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2) General and administrative expense includes stock-based compensation expense associated with RSUs and PRSUs primarily granted to the Executive Chairman of $(5.1) million, $50.4 million and $55.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, with 2025 including $38.7 million in forfeitures due to the departure of the Executive Chairman.

The following table sets forth our consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	15	16	17
Gross profit	85	84	83
Operating expense:
Research and development	19	23	23
Sales and marketing	47	54	60
General administrative	17	25	29
Restructuring charges	—	2	—
Total operating expenses	83	104	112
Income (loss) from operations	2	(20)	(29)
Interest and other income, net	5	7	8
Income (loss) before income taxes	7	(13)	(21)
Provision for (benefit from) income taxes	(16)	1	2
Net income (loss)	23%	(14)%	(23)%
Comparison of Fiscal Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	$829,403	$710,744	$118,659	17%
Professional services	$9,406	$9,676	$(270)	(3%)
Total revenue	$838,809	$720,420	$118,389	16%
Revenue increased by $118.4 million, or 16%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Of the total increase in revenue, approximately $80.0 million was attributable to revenue from existing customers as of December 31, 2024, net of contraction and churn, and approximately $38.4 million was attributable to revenue from new customers acquired during the year ended December 31, 2025, net of contraction and churn, as well as all revenue from D42 Parent, Inc. during the year. Our net dollar retention rate of 108% for the year ended December 31, 2025 reflects the expansion within existing customers and the sale of additional products to these customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$126,145	$113,330	$12,815	11%
Gross margin	85%	84%
Cost of revenue increased by $12.8 million, or 11%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to increases of $3.4 million in third-party hosting costs as we expand capacity to support our growing customer base, $2.7 million in employee related costs driven by annual compensation adjustments, higher variable incentive compensation and changes in retirement benefit obligations for employees in India, partially offset by lower headcount, $2.6 million in software license fees attributable to higher usage and renewal costs, $2.2 million in amortization of developed technology, and $1.8 million in amortization of internally capitalized software. Our gross margin increased to 85% from 84% as we increased revenue and realized benefits from economies of scale primarily related to our third-party hosting costs.

Operating Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$163,208	$164,590	$(1,382)	(1%)
Sales and marketing	394,753	390,817	3,936	1%
General and administrative	141,093	180,629	(39,536)	(22%)
Restructuring charges	405	9,664	(9,259)	(96%)
Total operating expenses	$699,459	$745,700	$(46,241)	(6%)
The $46.2 million, or 6%, decrease in our operating expenses in the year ended December 31, 2025 compared to the year ended December 31, 2024 were primarily driven by the cancellation of equity awards following the resignation of our former Executive Chairman and lower headcount following the November 2024 restructuring, which decreased stock-based compensation expenses and personnel-related costs. The decrease is partially offset by the impact of annual compensation adjustments and higher variable incentive compensation which increased personnel-related costs.
Research and Development
Research and development expense decreased by $1.4 million, or 1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily driven by lower stock-based compensation expense of $6.7 million due to employee terminations and fully vested equity awards, as well as a $1.1 million decrease in personnel-related costs. These decreases were partially offset by increases of $1.6 million in third-party hosting costs to support our development activities, $1.3 million in software license fees, $1.0 million each in professional service fees and allocated rent.
Sales and Marketing
Sales and marketing expense increased by $3.9 million, or 1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to increases of $5.6 million in reseller commissions, $4.7 million in adverting, marketing and branding costs, $4.4 million in software license fees, and $3.6 million amortization of acquired intangible assets from the D42 Parent, Inc. acquisition. The increase was partially offset by lower stock-based compensation expense of $14.9 million from lower headcount following the November 2024 restructuring and the transition of our President to CEO mid 2024.
General and Administrative
General and administrative expense decreased by $39.5 million, or 22%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily driven by lower stock-based compensation expense of $47.6 million primarily due to the cancellation of equity awards following the resignation of our former Executive Chairman in December 2025. The decrease was partially offset by an increase of $6.8 million in personnel-related costs primarily due to higher variable incentive compensation and annual compensation adjustments.
Restructuring Charges
Restructuring charges of $0.4 million and $9.7 million for the years ended December 31, 2025 and 2024, respectively, consisted of employee severance and termination benefits related to a restructuring plan that we initiated in November 2024. The restructuring plan is complete, with no remaining liability as of December 31, 2025.
Interest and Other Income, Net

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$38,181	$51,696	$(13,515)	(26)%
Other income (expense) net	1,896	(3,923)	5,819	*
Interest and other income, net	$40,077	$47,773	$(7,696)	(16)%
•not meaningful

Interest income decreased by $13.5 million, primarily due to reduction in average balances held in our marketable securities portfolios as a result of our share repurchases.
Other income (expense), net changed by $5.8 million, primarily due to a $4.4 million favorable impact from changes in British pound and euro against the U.S. dollar, and a $1.8 million gain on sale of non-marketable equity investments.
Provision for Income Taxes

	Year Ended December 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Provision for income taxes	$(130,441)	$4,531	$(134,972)	*
*not meaningful
We are subject to income taxes in the U.S. and in foreign jurisdictions. We monitor the realizability of our deferred tax assets and take into account all relevant factors at each reporting period. As of December 31, 2025, based on the relevant weight of positive and negative evidence, including the amount of our taxable income in the current year, which is objective and verifiable, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable. As such, we released $151.7 million valuation allowance related to the U.S. federal and state deferred tax assets during the year ended December 31, 2025.
For the years ended December 31, 2025 and 2024, we recorded income tax provision (benefit) of $(130.4) million and $4.5 million, respectively, on income (loss) before taxes of $53.3 million and $(90.8) million, respectively. The effective tax rates for the years ended December 31, 2025 and 2024 were (244.8)% and (5.0)% respectively. The effective tax rates differ from the statutory rate of 21% primarily due to the release of the U.S. federal and state valuation allowance, profits from foreign jurisdictions, and nondeductible compensation. The $135.0 million decrease in tax expense was primarily related to the tax benefit of $151.7 million related to U.S. federal and state valuation allowance release, partially offset by higher expenses due to higher pre-tax earnings from foreign subsidiaries and nondeductible compensation.
Liquidity and Capital Resources
As of December 31, 2025 our principal sources of liquidity were cash and cash equivalents of $569.8 million and marketable securities of $211.6 million, which were primarily held for working capital resources. As of December 31, 2025, we had an accumulated deficit of $3.6 billion. Our operating activities resulted in cash inflows of $242.4 million for the year ended December 31, 2025.
As of December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Our material cash requirements from known contractual obligations primarily consist of our obligations under operating leases for office space and contractual obligations for third-party cloud infrastructure. See Item 8 of Part I, Financial Statements and Supplementary Data — Note 8—Leases and Note 9—Commitments and Contingencies for additional discussion of our principal contractual commitments and Note 16—Subsequent Events for details on transactions that occurred after December 31, 2025.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$242,370	$160,646	$86,178
Net cash provided by investing activities	$206,133	$38,803	$158,499
Net cash used in financing activities	$(436,658)	$(67,260)	$(60,619)
Cash Flows from Operating Activities
Net cash provided by operating activities of $242.4 million for the year ended December 31, 2025 reflects our net income of $183.7 million, adjusted for non-cash items such as stock-based compensation of $146.8 million, amortization of deferred contract acquisition costs of $31.7 million, depreciation and amortization of $25.9 million, non-cash lease expense of $9.7 million, offset by $6.6 million from discount amortization on marketable securities and $1.8 million in gain on sale of non-marketable equity investments. Additionally, net cash inflows from changes in operating assets and liabilities were $1.3 million. The net cash inflows from changes in operating assets and liabilities were due to increases of operating liabilities of $61.2 million in deferred revenue, $19.1 million in accrued and other liabilities and $9.6 million in accounts payable; partially offset by increases in operating assets of $40.1 million in deferred contract acquisition costs, $28.1 million in accounts receivable, $11.9 million in prepaid expenses and other assets and decreases of operating liabilities of $8.5 million in operating lease liabilities.
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
Cash Flows from Investing Activities
Net cash provided by investing activities of $206.1 million for the year ended December 31, 2025 consisted of $243.9 million in proceeds from maturities and sales, net of purchases of marketable securities and $2.0 million in proceeds from sale of non-marketable securities; partially offset by $18.4 million advances paid for the business combination, $15.8 million related to the capitalization of internal-use software, and $5.6 million in purchases, net of proceeds from sale, of property and equipment.
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
Cash Flows from Financing Activities
Net cash used in financing activities of $436.7 million for the year ended December 31, 2025 consisted primarily of $386.3 million cash paid to repurchase shares of our common stock and $56.7 million in payment of withholding taxes on net share settlement of equity awards; partially offset by $6.2 million in net proceeds from issuance of common stock under our employee stock purchase plan.
Net cash used in financing activities of $67.3 million for the year ended December 31, 2024 consisted primarily of $60.3 million in payment of withholding taxes on net share settlement of equity awards, $13.7 million cash paid to repurchase shares of our common stock; partially offset by $6.6 million in net proceeds from issuance of common stock under our employee stock purchase plan.

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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our consolidated statements of operations. Our consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian rupee, British pound and euro, and may be adversely affected in the future due to changes in foreign exchange rates. Based on a sensitivity analysis we have performed as of December 31, 2025, a hypothetical 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would result in a gain or loss of approximately $15.1 million.
Starting in 2023, to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of December 31, 2025, the total notional amount of outstanding designated foreign currency forward contracts was $86.7 million. The fair value of derivative assets and liabilities as of December 31, 2025, and all related unrealized and realized gains and losses during the year ended December 31, 2025 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds and commercial paper. We had cash and cash equivalents of $569.8 million and marketable securities of $211.6 million as of December 31, 2025. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of December 31, 2025, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash and cash equivalents and marketable securities.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Freshworks Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Freshworks Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company predominately derives its revenue from subscription contracts providing access to the Company’s cloud-based software solutions and related professional services. The Company’s cloud-based software solutions allow customers to use the software without requiring them to take possession of the software, and as a result, subscription revenue is recognized ratably over the contract term.
We identified subscription revenue as a critical audit matter given the significant volume of transactions, including contracts that may have varying terms and conditions. This required an increased extent of audit effort in performing procedures and evaluating audit evidence relating to the appropriate recognition of subscription revenue.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's subscription revenue included the following, among others:
•Testing the effectiveness of controls relating to the subscription revenue recognition process.
•Testing subscription revenue transactions through a combination of procedures including (1) obtaining and inspecting, on a sample basis, source documents, such as contracts, invoices and cash receipts, evaluating management’s identification of distinct performance obligations and recalculating revenue recognized, (2) obtaining and performing customer contract reviews to identify terms and conditions that could impact the recognition of subscription revenue, and (3) developing an expectation of revenue recognized and comparing that expectation to the amounts recorded by the Company for certain revenue transactions.

/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2026
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Freshworks Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Freshworks Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2026

Consolidated Financial Statements
FRESHWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$569,774	$620,315
Restricted cash	62,374	3
Marketable securities	211,597	449,750
Accounts receivable, net of allowance of $10,809 and $8,885	150,817	122,910
Deferred contract acquisition costs	29,830	26,106
Prepaid expenses and other current assets	72,774	46,343
Total current assets	1,097,166	1,265,427
Property and equipment, net	38,843	25,893
Operating lease right-of-use assets	39,893	36,891
Deferred contract acquisition costs, noncurrent	27,179	22,534
Goodwill	146,676	147,014
Intangible assets, net	76,986	90,840
Deferred tax assets, net	157,466	8,499
Other assets	18,503	14,786
Total assets	$1,602,712	$1,611,884
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,507	$1,619
Accrued liabilities	97,631	81,933
Deferred revenue	385,320	323,435
Income tax payable	3,571	728
Total current liabilities	498,029	407,715
Operating lease liabilities, non-current	33,282	30,221
Other liabilities	38,751	36,027
Total liabilities	570,062	473,963
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized as of December 31, 2025 and 2024, respectively; zero shares issued and outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized as of December 31, 2025 and 2024; 248,359,124 and 244,965,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized as of December 31, 2025 and 2024; 35,067,987 and 58,417,396 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1

FRESHWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Additional paid-in capital	4,586,392	4,874,133
Accumulated other comprehensive loss	(1,591)	(338)
Accumulated deficit	(3,552,154)	(3,735,877)
Total stockholders' equity	1,032,650	1,137,921
Total liabilities and stockholders' equity	$1,602,712	$1,611,884
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$838,809	$720,420	$596,432
Cost of revenue	126,145	113,330	103,369
Gross profit	712,664	607,090	493,063
Operating expense:
Research and development	163,208	164,590	137,756
Sales and marketing	394,753	390,817	357,781
General and administrative	141,093	180,629	167,698
Restructuring charges	405	9,664	—
Total operating expenses	699,459	745,700	663,235
Income (loss) from operations	13,205	(138,610)	(170,172)
Interest and other income, net	40,077	47,773	46,403
Income (loss) before income taxes	53,282	(90,837)	(123,769)
Provision for (benefit from) income taxes	(130,441)	4,531	13,667
Net income (loss)	183,723	(95,368)	(137,436)
Net income (loss) per share - basic	$0.63	$(0.32)	$(0.47)
Net income (loss) per share - diluted	$0.63	$(0.32)	$(0.47)

Weighted-average shares used in computing net income (loss) per share:
Basic	291,079	300,843	293,087
Diluted	293,769	300,843	293,087
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$183,723	$(95,368)	$(137,436)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on available-for-sale debt securities	(592)	1,310	7,105
Net change on cash flow hedging	(661)	(894)	(428)
Total other comprehensive income (loss), net of taxes:	$(1,253)	$416	$6,677
Comprehensive income (loss)	$182,470	$(94,952)	$(130,759)

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances as of January 1, 2023	289,093	$3	$4,562,319	$(7,431)	$(3,503,073)	$1,051,818
Issuance of common stock upon exercise of stock options	360	—	88	—	—	88
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for tax purposes	6,615	—	(68,621)	—	—	(68,621)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	627	—	7,271	—	—	7,271
Stock-based compensation	—	—	212,465	—	—	212,465
Other comprehensive income	—	—	—	6,677	—	6,677
Net loss	—	—	—	—	(137,436)	(137,436)
Balances as of December 31, 2023	296,695	3	4,713,522	(754)	(3,640,509)	1,072,262
Issuance of common stock upon exercise of stock options	338	—	89	—	—	89
Issuance of common stock and options in connection with acquisition	687	—	12,874	—	—	12,874
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for tax purposes	6,078	—	(59,629)	—	—	(59,629)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	569	—	6,643	—	—	6,643
Repurchase and retirement of common stock	(985)	—	(15,535)	—	—	(15,535)
Stock-based compensation	—	—	216,169	—	—	216,169
Other comprehensive income	—	—	—	416	—	416
Net loss	—	—	—	—	(95,368)	(95,368)
Balances as of December 31, 2024	303,382	$3	$4,874,133	$(338)	$(3,735,877)	$1,137,921
Issuance of common stock upon exercise of stock options	227	—	74	—	—	74
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for tax purposes	6,148	—	(56,492)	—	—	(56,492)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	566	—	6,228	—	—	6,228
Repurchase and retirement of common stock, including excise tax	(26,896)	—	(387,426)	—	—	(387,426)
Stock-based compensation	—	—	149,875	—	—	149,875
Other comprehensive income	—	—	—	(1,253)	—	(1,253)
Net income	—	—	—	—	183,723	183,723
Balances as of December 31, 2025	283,427	$3	$4,586,392	$(1,591)	$(3,552,154)	$1,032,650
The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$183,723	$(95,368)	$(137,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,857	19,415	12,144
Amortization of deferred contract acquisition costs	31,702	28,556	23,965
Non-cash lease expense	9,700	8,842	7,736
Stock-based compensation	146,819	216,706	210,707
Discount amortization on marketable securities	(6,557)	(15,992)	(15,652)
Gain on sale of non-marketable equity investments	(1,837)	—	—
Release of valuation allowance	(151,738)	—	—
Deferred income taxes	2,637	(12,642)	(1,322)
Other	779	1,397	119
Changes in operating assets and liabilities:
Accounts receivable	(28,059)	(17,145)	(26,982)
Deferred contract acquisition costs	(40,071)	(34,524)	(26,962)
Prepaid expenses and other assets	(11,868)	(1,393)	(7,411)
Accounts payable	9,573	(2,204)	(2,423)
Accrued and other liabilities	19,078	14,454	1,839
Deferred revenue	61,179	54,808	60,773
Operating lease liabilities	(8,547)	(4,264)	(12,917)
Net cash provided by operating activities	242,370	160,646	86,178
Cash Flows from Investing Activities:
Purchases of property and equipment	(5,700)	(9,177)	(2,069)
Proceeds from sale of property and equipment	149	279	110
Capitalized internal-use software	(15,791)	(5,485)	(6,271)
Purchases of marketable securities	(586,833)	(620,573)	(842,803)
Sale of non-marketable equity investments	1,984	—	—
Maturities and redemptions of marketable securities	830,756	887,664	1,009,532
Advances paid for business combination (Note 16)	(18,432)	—	—
Business combination, net of cash acquired	—	(213,905)	—
Net cash provided by investing activities	206,133	38,803	158,499
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan, net	6,228	6,643	7,271
Proceeds from exercise of stock options	74	89	88
Payment of withholding taxes on net share settlement of equity awards	(56,654)	(60,299)	(67,978)
Repurchase of common stock	(386,306)	(13,693)	—
Net cash used in financing activities	(436,658)	(67,260)	(60,619)

Net increase in cash, cash equivalents and restricted cash	11,845	132,189	184,058
Cash, cash equivalents and restricted cash, beginning of period	620,405	488,216	304,158
Cash, cash equivalents and restricted cash, end of period	$632,250	$620,405	$488,216

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$569,774	$620,315	$488,121
Restricted cash, current	62,374	3	—
Restricted cash included in other assets	102	87	95
Total cash, cash equivalents and restricted cash	$632,250	$620,405	$488,216

Supplemental cash flow information:
Cash paid for taxes	$14,384	$11,949	$12,034
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$12,755	$13,275	$7,461
Stock-based compensation capitalized as internal-use software	$3,199	$1,358	$1,758
Issuance of common stock and options in connection with acquisition	$—	$12,874	$—
Excise tax liability accrued for common stock repurchased	$2,961	$—	$—
Payables related to unsettled common stock repurchases	$—	$1,840	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRESHWORKS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Freshworks Inc. is a software development company that provides software-as-a-service (SaaS) products that provide people-first, AI service software that organizations use to deliver exceptional employee and customer experiences. We are headquartered in San Mateo, California, and have subsidiaries located in the United States, India, Australia, the United Kingdom, Ireland, Germany, France, the Netherlands, and Singapore.
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
Foreign Currency Remeasurement and Transactions
The functional currency of our foreign subsidiaries is the U.S. dollar. Accordingly, each foreign subsidiary remeasures monetary assets and liabilities at period-end exchange rates, while non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at the exchange rates in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities which are remeasured at historical exchange rates. Remeasurement adjustments are recognized in interest and other income, net in the consolidated statements of operations, and have not been material for the years ended December 31, 2025, 2024, and 2023.
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

Advertising Costs
Advertising costs are charged to sales and marketing expense in the consolidated statements of operations as incurred. We recognized $41.3 million, $41.4 million, and $41.2 million of advertising costs for the years ended December 31, 2025, 2024, and 2023, respectively.
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
For the performance-based award granted to the then CEO, subsequently Executive Chairman and now former Executive Chairman, with both a service-based vesting condition and a market condition (2021 Executive Chairman Performance Award as discussed further in Note 12 —Stockholders' Equity and Stock-Based Compensation), we determined the fair value of the award by using the Monte Carlo simulation model. The main assumptions used in the Monte Carlo simulation model include stock price volatility, risk-free interest rate, dividend yield and the measurement period, which is the period over which our simulated stock prices are used to evaluate the possibility of achieving the specified stock price targets. Since both vesting conditions have to be met for each tranche of the award to ultimately vest, the associated stock-based compensation expense is recognized over the longer of the derived service period or the requisite service period, using the accelerated attribution method.
In March 2025 and February 2024, the Board approved performance awards (PRSUs) to be granted to certain members of the executive team subject to service and performance-based vesting conditions (referred to as Executive PRSUs in Note 12—Stockholders' Equity and Stock-Based Compensation). The performance-based vesting conditions include revenue and free cash flow targets. The fair value of each Executive PRSU is based on the fair value of our common stock on the date of grant. Stock-based compensation associated with these Executive PRSUs is recognized using the accelerated attribution method over the requisite service period, based on Freshworks' periodic assessment of the probability that the performance will be achieved. If the performance goals are not met as of the end of the performance period, no compensation expense is recognized and any previously recognized compensation expense is reversed.
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
Restricted Cash
Restricted cash consists of cash balances that are legally or contractually restricted as to withdrawal or use. Such restrictions primarily relate to cash held as collateral under certain contractual arrangements, amounts restricted for the settlement of specific obligations, or cash held in escrow. Restricted cash is recorded at cost, which approximates fair value.
Marketable Securities
Marketable securities consist primarily of debt securities such as corporate bonds, commercial paper, U.S. treasury securities, U.S. government agency securities and certificates of deposit. These securities are classified as available-for-sale securities at the time of purchase as they represent funds readily available for current operations, and we have the ability and intent to liquidate them at any time to meet our operating cash needs, if necessary. All available-for-sale debt securities are recorded at their estimated fair value, with changes in fair value recognized as unrealized gains or losses in accumulated other comprehensive income. For available-for-sale debt securities in an unrealized loss position, we evaluate whether a current expected credit loss exists based on available information relevant to the credit rating of the security, current economic conditions and reasonable and supportable forecasts. Expected credit losses are recorded in interest and other income, net, on the consolidated statements of income, and any remaining unrealized losses are recognized in accumulated other comprehensive income or loss in the stockholders' equity section of the consolidated balance sheets. Realized gains and losses are determined based on the specific identification method and are reported in interest and other income, net in the consolidated statements of operations. There were no credit losses or impairment on available-for-sale debt securities recognized for the years ended December 31, 2025, 2024, and 2023.
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

There were no customers that individually exceeded 10% of our revenue for the years ended December 31, 2025, 2024, and 2023, or that represented 10% or more of our consolidated accounts receivable balance as of December 31, 2025 and 2024.
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
Gains or losses related to cash flow hedges are recorded as a component of accumulated other comprehensive income (AOCI) on the consolidated statements of stockholders' equity until the forecasted transaction occurs in earnings. When the forecasted transaction occurs, the related gains and losses are reclassified into earnings within the financial statement line item associated with the underlying hedged transaction. If the underlying hedged transaction does not occur, or it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from AOCI into earnings within interest and other income. Changes in the fair value of currency forward exchange contracts due to changes in time value were excluded from the assessment of effectiveness. The initial value of this excluded component is amortized on a straight-line basis over the life of the hedging instrument and recognized in the financial statement line item to which the hedge relates. A majority of the balance related to foreign exchange derivative instruments included in AOCI at December 31, 2025 is expected to be reclassified into earnings within 12 months.
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
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are incremental costs that are associated with acquiring customer contracts and consist primarily of sales commissions and the associated payroll taxes and certain referral fees paid to third-party resellers. The costs incurred upon the execution of initial and expansion contracts are primarily deferred and amortized over an estimated benefit period of three years. The estimated benefit period is determined by taking into consideration our contracts with customers, technology life cycle and other factors. We consider the estimated benefit period to exceed the initial contract term for certain costs because of anticipated renewals and because sales commission rates for renewal contracts are not commensurate with sales commissions for initial contracts. We include amortization of deferred commissions in sales and marketing expense in our consolidated statements of operations. There was no impairment loss in relation to the incremental selling costs capitalized for the years ended December 31, 2025, 2024, and 2023.
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
Capitalized Internal-Use Software
We capitalize costs incurred in our software development projects and implementation of certain enterprise cloud computing services during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once the development project is available for general release, capitalization ceases, and we estimate the useful life of the asset and begin amortization. Internal-use software and cloud computing services are amortized on a straight-line basis over its estimated useful life, within cost of revenue in the consolidated statements of operations.
Long-Lived Assets (Including Goodwill)
Long-lived assets with finite lives include property and equipment, capitalized internal-use software and right-of-use (ROU) assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. We did not recognize any impairment of long-lived assets during the years ended December 31, 2025, 2024, and 2023.
Goodwill is not amortized but rather is tested for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. We elected to bypass the qualitative assessment, and performed a quantitative goodwill impairment test. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge in the amount of such excess is recorded to goodwill, limited to the amount of goodwill. We did not recognize any impairment of goodwill during the years ended December 31, 2025, 2024, and 2023.
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
Net Income (Loss) per Share
Basic and diluted net income (loss) per share is computed by dividing the net income (loss) by the number of weighted-average shares of common stock outstanding during the reporting period. Diluted net income (loss) per share adjusts basic net income (loss) per share for the potentially dilutive impact of outstanding stock options, RSUs, PRSUs, and stock purchases rights granted under the ESPP. The dilutive potential shares are computed using the treasury stock method. In periods when we report net losses, all potentially dilutive securities are considered antidilutive, and accordingly, diluted net loss per share is the same as basic net loss per share.
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
Because the plan is unfunded, no annual contributions are required to be made as per applicable regulations. Disclosures required under ASC 715—Compensation—Retirement Benefits, have been omitted because we have deemed them immaterial to our consolidated financial statements. The benefit plans had a plan benefit obligation of $13.0 million and $11.4 million as of December 31, 2025 and 2024, respectively. The long-term portion for the amount of $10.9 million and $9.6 million is included in other liabilities in the consolidated balance sheets as of December 31, 2025 and 2024, respectively. The current portion for the amount of $2.1 million and $1.8 million is included in accrued expenses in the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
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
Recent Accounting Pronouncements
Accounting Standards Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to provide more information in the rate reconciliation table and about income taxes paid, including certain disclosures that would be disaggregated by jurisdiction and other categories. This authoritative guidance was adopted on January 1, 2025 prospectively for our annual disclosures starting 2025. This guidance is only related to disclosures and did not have a significant impact on our consolidated financial statements. See Note 14—Income Taxes.
Accounting Standards Not Yet Adopted
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for us starting in our annual disclosures for 2026. Early adoption is permitted. We do not expect this guidance to have a material impact on our consolidated financial statements.
In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025‑06 updates guidance on accounting for software costs by aligning capitalization with when management commits to funding a project and completion is probable. Additionally, the ASU introduces new disclosure requirements, including significant judgments made in applying the guidance and the nature and amount of capitalized software costs. This guidance is effective for us starting in our annual and interim disclosures for periods starting January 1, 2028. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements, including which transition method to apply.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results. and clarifies the form and content requirements applicable to interim financial statements. ASU 2025-11 will be effective for our interim periods starting January 1, 2028, with early adoption permitted. This guidance is only related to disclosure and is not expected to have a significant impact on our consolidated financial statements.
3. Cash Equivalents and Investments
Cash equivalents and available-for-sale debt securities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$120,923	$—	$—	$120,923
U.S. treasury securities	100,235	16	—	100,251
U.S. government agency securities	26,168	3	(1)	26,170
Commercial paper	47,466	—	—	47,466
Fixed deposits	129,875	—	—	129,875
Total cash equivalents	424,667	19	(1)	424,685
Debt securities:
U.S. treasury securities	131,286	102	(9)	131,379
U.S. government agency securities	30,868	40	—	30,908
Corporate debt securities	36,878	69	(6)	36,941
Commercial paper	12,369	—	—	12,369
Total debt securities	211,401	211	(15)	211,597
Total cash equivalents and debt securities	$636,068	$230	$(16)	$636,282

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$507,655	$—	$—	$507,655
Total cash equivalents	507,655	—	—	507,655
Debt securities:
U.S. treasury securities	215,773	612	(17)	216,368
U.S. government agency securities	144,474	321	(12)	144,783
Corporate debt securities	45,682	101	(21)	45,762
Commercial paper	16,388	—	—	16,388
Certificates of deposit	26,449	—	—	26,449
Total debt securities	448,766	1,034	(50)	449,750
Total cash equivalents and debt securities	$956,421	$1,034	$(50)	$957,405
The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$21,500	$(9)	$—	$—	$21,500	$(9)
Corporate debt securities	7,495	(6)	—	—	7,495	(6)
Total	$28,995	$(15)	$—	$—	$28,995	$(15)

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$13,819	$(16)	$4,993	$(1)	$18,812	$(17)
U.S. government agency securities	8,197	(7)	9,995	(5)	18,192	(12)
Corporate debt securities	7,998	(19)	5,982	(2)	13,980	(21)
Total	$30,014	$(42)	$20,970	$(8)	$50,984	$(50)
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Due within one year	$182,634	$182,772
Due after one year but within five years	28,767	28,825
Total	$211,401	$211,597
Accrued interest receivable of $1.5 million and $3.3 million was classified in prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively.
Non-Marketable Equity Securities
Non-marketable equity securities represent our interests in privately held entities which have no readily determinable fair values. We carry these investments at cost, less impairment, and report them under other assets in the consolidated balance sheets. In July 2025, we sold our interest in a privately held entity for $2.2 million which resulted in a gain of $1.8 million. The gain was recorded within Interest and other income, net in the consolidated statements of operations.

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
We did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of December 31, 2025 and 2024.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$120,923	$—	$120,923
U.S. treasury securities	100,251	—	100,251
U.S. government agency securities	—	26,170	26,170
Commercial paper	—	47,466	47,466
Fixed deposits	—	129,875	129,875
Marketable securities:
U.S. treasury securities	131,379	—	131,379
U.S. government agency securities	—	30,908	30,908
Corporate debt securities	—	36,941	36,941
Commercial paper	—	12,369	12,369
Total financial assets	$352,553	$283,729	$636,282

	December 31, 2024
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$507,655	$—	$507,655
Marketable securities:
U.S. treasury securities	216,368	—	216,368
U.S. government agency securities	—	144,783	144,783
Corporate debt securities	—	45,762	45,762
Commercial paper	—	16,388	16,388
Certificates of deposit	—	26,449	26,449
Total financial assets	$724,023	$233,382	$957,405
The fair value of derivative assets and liabilities as of December 31, 2025 and 2024, and all related unrealized and realized gains and losses during the year ended December 31, 2025 and 2024, were not material. As of December 31, 2025 and 2024, the total notional amount of outstanding designated foreign currency forward contacts were $86.7 million and $50.5 million, respectively.
5. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Computers	$18,835	$19,694
Capitalized internal-use software	53,245	34,255
Office equipment	7,887	6,700
Furniture and fixtures	9,518	10,066
Motor vehicles	267	400
Leasehold improvements	8,994	7,847
Construction in progress	269	13
Total property and equipment	99,015	78,975
Less: accumulated depreciation and amortization	(60,172)	(53,082)
Property and equipment, net	$38,843	$25,893
The following table summarizes depreciation expense and internal-use software capitalization and amortization expense for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Capitalization of costs associated with internal-use software	$18,990	$6,843	$8,029
Amortization expense of capitalized internal-use software	7,410	5,631	5,106
Depreciation expense	4,593	5,623	6,735
As of December 31, 2025 and 2024, the net carrying value of capitalized internal-use software was $26.1 million and $14.5 million, respectively.

Accrued and Other Liabilities
The following table summarizes accrued liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Accrued compensation	$28,233	$28,269
Accrued third-party cloud infrastructure expenses	5,922	—
Accrued reseller commissions	11,512	11,569
Accrued advertising and marketing expenses	7,835	4,414
Advanced payments from customers	6,097	4,487
Accrued taxes	14,499	14,747
Operating lease liabilities, current	9,221	8,073
Contributions withheld for employee stock purchase plan	1,198	1,127
Unsettled share repurchases	—	1,840
Other accrued expenses	13,114	7,407
Total accrued liabilities	$97,631	$81,933
Other liabilities include $21.1 million of long term accrued compensation each as of December 31, 2025 and 2024.
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
As of June 30, 2025, we finalized the purchase price allocation, including the valuation pertaining to deferred tax liabilities. An immaterial adjustment was recorded during the measurement period, resulting in a decrease to goodwill and an increase to deferred tax balances. The following table summarizes the final fair value of assets acquired and liabilities assumed from the acquisition, inclusive of measurement period adjustments:

Amount
(in thousands)
Assets acquired:
Cash	$11,432
Trade accounts and other receivables	8,916
Prepaid expenses and other current assets	1,792
Customer relationships	67,600
Developed technology	30,700
Trademarks	700
Goodwill	140,495
Total	$261,635
Liabilities assumed:
Accounts payable and other current liabilities	3,510
Deferred revenue	6,080
Deferred tax liability	13,940
Total	23,530
Total purchase price consideration	$238,105
The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets and liabilities acquired was recorded as goodwill. The goodwill recognized is not deductible for U.S. income tax purposes. We expect to derive value from the combination of D42 Parent, Inc.’s existing customer base, IT asset management technology, and trademarks, as well as through other synergies. The deferred tax liability was primarily driven by the fair value of intangible assets. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date.
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

7. Intangible Assets, Net
Acquired intangible assets consist of developed technology, customer relationships, and trademarks and are amortized on a straight-line basis over their estimated useful lives. The following tables summarize acquired intangible assets as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
				(in years)
Developed technology	$41,196	$(18,535)	$22,661	4.4
Customer relationships	69,200	(14,875)	54,325	6.4
Trademarks	$700	$(700)	$—	—
Total	$111,096	$(34,110)	$76,986

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
				(in years)
Developed technology	$41,196	$(13,423)	$27,773	5.4
Customer relationships	69,200	(6,433)	62,767	7.4
Trademarks	$700	$(400)	$300	0.4
Total	$111,096	$(20,256)	$90,840
Total amortization of acquired intangible assets for the years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$5,113	$2,927	$158
Sales and marketing	8,741	5,233	145
Total amortization expense	$13,854	$8,160	$303
As of December 31, 2025, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,
2026	$13,553
2027	13,553
2028	13,591
2029	13,553
2030	10,640
Thereafter	12,096
Total future amortization	$76,986

8. Leases
We have operating leases primarily for office space. The leases have remaining lease terms of 1 to 8 years, some of which include options to extend the lease for up to 6 years. Our leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

	Year Ended December 31,
Operating Leases	2025	2024
Operating lease cost	$13,112	$12,093
Short-term lease cost	492	489
Variable lease cost	4,802	3,842
Total lease cost	$18,406	$16,424
The weighted-average remaining term of our operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

	December 31,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (in years)	3.9	4.3
Weighted-average discount rate	8.3%	9.0%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Year Ended December 31,
Supplemental Cash Flow Information:	2025	2024
Cash payments included in the measurement of operating lease liabilities	$11,527	$6,808
Maturities of the operating lease liabilities are as follows (in thousands):

Year Ending December 31:	Operating Leases
2026	$12,307
2027	13,489
2028	12,152
2029	6,136
2030	3,580
Thereafter	2,579
Total lease payments	50,243
Less: imputed interest	(7,740)
Present value of operating lease liabilities	$42,503
As of December 31, 2025, there were $6.4 million of future payments related to signed leases that have not yet commenced.

9. Commitments and Contingencies
Contractual Commitments
Our contractual commitments primarily consist of third-party cloud infrastructure agreements and service subscription purchase arrangements used to support operations at the enterprise level. Future minimum payments under our non-cancelable purchase commitments as of December 31, 2025 are presented in the table below (in thousands):

Year ending December 31,	Contractual Commitments
2026	$95,447
2027	91,498
2028	68,723
Total	$255,668
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
Disaggregation of Revenue
The following table summarizes revenue by our service offerings (in thousands):

	Year Ended December 31,
	2025	2024	2023
Subscription services, software licenses and maintenance	$829,403	$710,744	$582,868
Professional services	9,406	9,676	13,564
Total revenue	$838,809	$720,420	$596,432
See Note 11—Segment and Geographic Information for revenue by geographic location.
Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables primarily represent revenue recognized in excess of billings from non-cancellable multi-year contract arrangements. As of December 31, 2025 and 2024, we had $9.8 million and $6.3 million of unbilled receivables, respectively. Unbilled receivables are included within accounts receivable, net on the consolidated balance sheets.
The aggregate balance of remaining performance obligations as of December 31, 2025 was $644.4 million. We expect to recognize $464.4 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred revenue consists of customer billings in advance of revenue being recognized from our subscription and professional services arrangements. The following table summarizes the changes in the balance of deferred revenue during the years (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of the year (2)	$327,288	$266,399	$205,626
Add: Billings during the year (1)	899,988	781,309	657,205
Less: Revenue recognized during the year	(838,809)	(720,420)	(596,432)
Balance at end of the year (2)	$388,467	$327,288	$266,399
(1) Includes deferred revenue and unbilled receivables acquired as part of D42 Parent, Inc. acquisition and changes in unbilled receivable.
(2) As of December 31, 2025 and 2024, non-current deferred revenue of $3.1 million and $3.9 million was included in Other Liabilities in the consolidated balance sheets, respectively.

Revenue recognized during the years ended December 31, 2025, 2024, and 2023 from amounts included in deferred revenue at the beginning of these periods was $323.5 million, $265.4 million, and $204.8 million, respectively.

Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of the year	$48,640	$42,672	$39,675
Add: Contract costs capitalized during the year	40,071	34,524	26,962
Less: Amortization of contract costs during the year	(31,702)	(28,556)	(23,965)
Balance at end of the year	$57,009	$48,640	$42,672
11. Segment and Geographic Information
We operate in a single operating segment composed of the consolidated financial results of Freshworks. Our Chief Executive Officer (CEO) is the chief operating decision maker (CODM) of Freshworks and the key measures of segment profit or loss that our CODM uses to allocate resources and assess performance is our revenue and consolidated net income (loss). Significant segment expenses reviewed by our CODM for our single operating segment comprise of stock-based compensation, amortization of acquired intangible assets, and other segment expenses. Other segment expenses utilize operating expenses recognized as research and development, selling and marketing and general and administrative expenses within our consolidated statement of operations less stock-based compensation and amortization of acquired intangible assets, and primarily related to personnel-related costs. Refer to Note 12—Stockholders' Equity and Stock-Based Compensation and Note 7—Intangible Assets, Net for information regarding amounts pertaining to stock-based compensation and amortization of acquired intangibles.
Revenue by geographic location is determined based on the customers' billing address. The following table summarizes revenue by geographic region (in thousands):

	Year Ended December 31,
	2025	2024	2023
North America	$390,795	$329,934	$266,331
Europe, Middle East and Africa	324,618	277,851	229,983
Asia Pacific	100,183	91,442	83,109
Other	23,213	21,193	17,009
Total revenue	$838,809	$720,420	$596,432
Revenue from North America primarily includes revenue from the United States. For the years ended December 31, 2025, 2024 and 2023, revenue generated from the United States was $354.3 million, $294.5 million and $235.3 million, or 42%, 41% and 39% of total consolidated revenue, respectively. The United Kingdom, categorized within Europe, Middle East and Africa in the table above, contributed $113.5 million, $94.1 million and $75.1 million or 14%, 13% and 13% of total consolidated revenue for the years ended December 31, 2025, 2024 and 2023, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	December 31,
	2025	2024
North America	$39,747	$20,052
Europe, Middle East and Africa	6,383	8,391
Asia Pacific	32,606	34,341
Total long-lived assets	$78,736	$62,784
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
Share Repurchase
In November 2024, our board of directors (the Board) approved the share repurchase program, which authorized the repurchase of up to $400 million of our outstanding Class A common stock. During the year ended December 31, 2025 we repurchased a total of 26,895,424 shares of Class A common stock under this program in open market transactions for an aggregate purchase price of $384.5 million, resulting in an average price of $14.29 per share. During the year ended December 31, 2024, we repurchased a total of 985,234 shares for an aggregate price of $15.5 million and average price of $15.77 per share. The program was completed in August 2025. Under the repurchase program, we repurchased shares in the open market, through privately negotiated transactions and/or other means in compliance with the Exchange Act and the rules and regulations thereunder. These repurchases were executed in accordance with Rule 10b-18 under the Exchange Act and, where applicable, Rule 10b5-1 trading plans.
All shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded to additional-paid-in capital.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is comprised of two components — unrealized gains or losses on available-for-sale debt securities and net changes in cash flow hedges.
The following tables shows the changes in the components of accumulated other comprehensive (loss) income (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$(338)	$(754)	$(7,431)
Unrealized gains (losses) on available-for-sale debt securities	(592)	1,310	7,105
Net change on cash flow hedging	(661)	(894)	(428)
Net impact to other comprehensive (loss) income in current period	(1,253)	416	6,677
Ending balance	$(1,591)	$(338)	$(754)

Equity Compensation Plans
In August 2021, the Board adopted the 2021 Plan and the ESPP. Pursuant to the 2021 Plan, the Board may grant incentive stock options to purchase shares of our common stock, non-statutory stock options to purchase shares of our common stock, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance awards (PRSUs) and other awards. The ESPP enables eligible employees to purchase our Class A common stock. Both the 2021 Plan and ESPP include an automatic increase to their shares reserve on January 1 of each year as set forth in the respective plan documents.
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
Shares of common stock reserved for future issuance were as follows (in thousands):

December 31,
2025
2021 Equity Incentive Plan:	89,696
2022 Inducement Plan:	6,958
2021 Employee Stock Purchase Plan	15,421
Total shares of common stock reserved for issuance	112,075
2021 Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of our common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on May 15 and November 15 of each year. The following table summarizes the information on shares purchased under the ESPP for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Net shares issued under ESPP(1)	566,042	569,003	627,371
Weighted average purchase price	$11.10	$11.81	$11.88
Aggregate net proceeds (in thousands)	$6,228	$6,643	$7,271
(1)     Net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the United States

The ESPP also includes a reset provision for the purchase price if the fair market value of a share of our common stock on the first day of any purchase period is less than or equal to the fair market value of a share of our common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. The modifications did not have a material effect on our stock-based compensation expense during the years ended December 31, 2025, 2024, and 2023.
As of December 31, 2025 and 2024, we have withheld $1.2 million and $1.1 million of contributions from its employees.
During the years ended December 31, 2025, 2024 and 2023, we recognized $3.8 million, $5.3 million and $7.6 million of stock-based compensation expense related to the ESPP, respectively.
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

The fair value of each of the four purchase periods is estimated separately. The following table summarizes the range of valuation assumptions used in estimating the fair value of the ESPP during the period:

Year Ended December 31,
Valuation Assumption Inputs	2025	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 1.5
Stock price volatility	33.8% - 48.5%	48.3% - 57.2%	47.4% - 77.3%
Risk-free interest rate	3.60% - 4.30%	4.29% - 5.41%	4.47% - 5.38%
Dividend yield	—%	—%	—%
Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock at the date of grant, have a 10-year contractual term, and vest over a four-year period.
Stock option activity during the year ended December 31, 2025 is as follows (in thousands, except per share data):

Share Information:	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of December 31, 2024	2,569	$10.30	7.4	$15,066
Stock options exercised	(227)	$0.33
Stock options cancelled / forfeited / expired	(10)	$0.42
Balance as of December 31, 2025	2,332	$11.32	7.1	$4,650
Options vested and expected to vest as of December 31, 2025	2,332	$11.32	7.1	$4,650
Options exercisable as of December 31, 2025	1,480	$13.57	6.7	$49
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of our common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $3.4 million, $5.4 million, and $6.8 million, respectively.
There were no options granted during the years ended December 31, 2025, 2024 and 2023, other than the replacement awards related to the D42 Parent Inc. acquisition in 2024. The weighted-average grant date fair value per share of the assumed and converted stock options related to the D42 Parent, Inc. acquisition was $11.09 for the year ended December 31, 2024, of which approximately $1.8 million was related to post-combination services and will be recognized as stock-based compensation over requisite service period of two years (Note 6).
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

Year Ended December 31,
Valuation Assumption Inputs	2024
Expected term (in years)	6.0
Stock price volatility	65.0%
Risk-free interest rate	4.29%
Dividend yield	—%

Restricted Stock Units
RSUs are granted at fair market value at the date of the grant and typically vest over a four-year period.
RSU activity, which includes PRSUs, during the year ended December 31, 2025 is as follows (in thousands, except per share data):

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested, as of December 31, 2024	21,797	$18.54
Granted	15,450	$14.93
Vested (1)	(10,128)	$19.69
Forfeited/Cancelled	(5,183)	$20.58
Unvested, as of December 31, 2025	21,936	$14.98
(1)    During the year ended December 31, 2025, total shares that vested were 10.1 million, of which 4.0 million shares were withheld for tax purposes.

The total fair value of vested RSUs during the years ended December 31, 2025, 2024, and 2023 were $199.5 million, $180.0 million, and $175.3 million, respectively.
Performance-Based Awards
Executive Chairman Awards
In September 2021, the Board approved a grant of 6,000,000 PRSUs to our then Chief Executive Officer, subsequently Executive Chairman and now former Executive Chairman, with a time-based service condition beginning January 1, 2022, and a market condition involving five separate stock price targets ranging from $70.00 to $200.00 per share for each of the five vesting tranches (2021 Executive Chairman Performance Award). In February 2024, the Board approved the cancellation of the 2021 Executive Chairman Performance Award and the grant of a 2024 Executive Chairman Award with a fair value of $19.0 million, both effective March 1, 2024.
We accounted for the 2024 Executive Chairman Award as a modification. There were no incremental costs recognized as a result of the modification and the remaining unrecognized stock-based compensation expense from the 2021 Executive Chairman Performance Award of $61.9 million was to be recognized over the vesting period of the new 2024 Executive Chairman Award. The 2024 Executive Chairman Award is comprised of 70% time-based RSUs that vest quarterly over four years and 30% PRSUs with the same terms as the Executive PRSUs discussed below.
As of March 31, 2025, the performance conditions for this award had been met and time-based vesting was the only condition yet to be satisfied over the remaining requisite service period. Effective December 1, 2025, the Executive Chairman and Chairman of the Board, retired from his role in the Company. As a result of the termination, unvested shares of the Executive Chairman Award were forfeited and certain previously recorded compensation expenses related to the Executive Chairman Award were reversed.
For the years ended December 31, 2025, 2024 and 2023, we recognized $(25.8) million, $24.0 million and $28.1 million, respectively, of stock-based compensation expense (benefit) related to the Executive Chairman awards, with 2025 including $38.7 million in forfeitures.
Executive PRSUs
In March 2025 and February 2024, the Board approved the grant of PRSUs to certain members of the executive team (Executive PRSUs), subject to service and performance-based vesting conditions. The performance-based vesting conditions include revenue and free cash flow targets for each respective performance year, from January 1 to December 31, and vest over three years from the grant date. 70% and 30% of each Executive PRSU award will be earned based on our achievement of revenue and free cash flow targets, respectively. As of March 31, 2025, the performance conditions for the Executive PRSUs had been met and time-based vesting was the only condition yet to be satisfied over the remaining requisite service period. The 2025 performance target allows our executives to earn up to a maximum of 173.6% of target performance in the aggregate for significant outperformance.
The fair value of each PRSU is based on the fair value of our common stock on the date of grant. Stock-based compensation associated with these Executive PRSUs is recognized using the accelerated attribution method over the requisite service period, based on our periodic assessment of the probability that the performance will be achieved. During the years ended December 31, 2025 and 2024, we recognized $9.3 million and $5.0 million of stock-based compensation expense related to the Executive PRSUs, respectively.
Stock-Based Compensation
Total stock-based compensation expense recorded for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Equity awards:
Cost of revenue	$5,833	$6,565	$6,774
Research and development (1)	34,864	41,512	37,524
Sales and marketing	48,384	63,219	66,755
General and administrative (2)	57,738	105,410	99,654
Stock-based compensation, net of amounts capitalized	146,819	216,706	210,707
Capitalized stock-based compensation	3,199	1,358	1,758
Total stock-based compensation expense	$150,018	$218,064	$212,465
(1) Stock-based compensation expense recorded to research and development in the consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2) General and administrative expense includes stock-based compensation associated with RSUs and PRSUs granted to our Executive Chairman of $(5.1) million, $50.4 million and $55.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	December 31, 2025
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PSUs	$289,786	2.7
Stock options	2,880	0.5
ESPP	6,257	1.1
Total unrecognized stock-based compensation expense	$298,923
13. Restructuring Charges
In November 2024, the Board approved a restructuring plan as a part of our efforts to align our talent with our strategic priorities and to improve operating efficiency. As a result, during the year ended December 31, 2024, we recorded restructuring charges of $9.7 million in our consolidated statements of operations, which consist of severance costs of $8.1 million and other related-personnel and exit costs of $1.6 million. During the year ended December 31, 2025, we recorded restructuring charges of $0.4 million. The restructuring plan is complete, with no remaining liability as of December 31, 2025.
The following table shows the total amount incurred and accrued related to restructuring charges (in thousands):

Amount
Accrued restructuring costs as of December 31, 2024	$2,350
Restructuring charges incurred during the period	405
Amounts paid during the period	(2,221)
Other	(534)
Accrued restructuring costs as of December 31, 2025	$—

14. Income Taxes
We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, prospectively during the year ended December 31, 2025.
Our net income (loss) before provision for income taxes for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$12,935	$(130,763)	$(165,144)
Foreign	40,347	39,926	41,375
Total	$53,282	$(90,837)	$(123,769)
The components of the provision for income taxes for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$4,010	$2,897	$2,589
State	1,051	484	221
Foreign	13,599	13,792	12,179
Deferred:
Federal	(131,046)	(12,725)	—
State	(17,973)	(1,440)	—
Foreign	(82)	1,523	(1,322)
Total provision for income taxes	$(130,441)	$4,531	$13,667

A reconciliation of provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follow:

	Year Ended December 31,
	2025
	Amount	Rate %
U.S Federal statutory tax rate	$11,189	21.0%
United States
State and local income taxes(1)	(14,365)	(27.0)
Foreign tax effects
India
Effect of rates different than statutory	1,358	2.5
Lease accounting	660	1.2
Other	1,066	2.0
United Kingdom
Other	(698)	(1.3)
Brazil
Withholding tax	563	1.1
Other foreign jurisdictions	2,095	3.9
Effect of cross-border tax laws
Global intangible low-taxed income, net of credits	3,021	5.7
Foreign-derived intangible income	(4,777)	(9.0)
Branch taxes	6,640	12.5
Tax Credits
Foreign tax credits	(14,577)	(27.4)
Research and development credits	(4,562)	(8.6)
Changes in valuation allowances	(137,367)	(257.8)
Nontaxable or nondeductible items
Stock-based compensation	11,020	20.7
Non-deductible expenses	464	0.9
Foreign exchange loss	1,075	2.0
Other Adjustments	320	0.7
Changes in unrecognized tax benefits	6,434	12.1
Total provision for income taxes	$(130,441)	(244.8)%
(1) Income taxes in California made up the majority (greater than 50 percent) of the state tax effect.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Federal income tax	21.0%	21.0%
Stock-based compensation	(23.9)	(16.9)
Change in valuation allowance	4.3	(6.4)
Foreign tax rate differential	(4.9)	—
Earnings from foreign subsidiaries	(2.1)	(1.8)
Uncertain tax positions	(3.2)	(2.1)
U.S. taxes on foreign operations	3.5	(4.8)
Other items	0.3	—
Total provision for income taxes	(5.0)%	(11.0)%
The components of our net deferred tax assets as of December 31, 2025 and 2024, were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$21,269	$58,907
Foreign tax credit carryforwards	21,488	8,489
Capitalized R&E under IRC 174	112,700	98,274
Stock-based compensation	6,327	6,705
Accruals and reserves	24,344	9,965
Allowance for uncollectible accounts	328	412
Operating lease liability	11,605	9,518
Total deferred tax assets	198,061	192,270
Less: valuation allowance	—	(151,738)
Deferred tax assets, net of valuation allowance	198,061	40,532
Deferred tax liabilities:
Commissions	(7,764)	(6,102)
Depreciation and amortization	(14,903)	(17,159)
Federal tax effect of non-US branches	(7,119)	—
Operating lease right-of-use assets	(10,809)	(8,772)
Net deferred tax assets	$157,466	$8,499
We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. As of December 31,2025, based on the relevant weight of positive and negative evidence, including the implemented tax restructuring, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable. As such, we released $151.7 million valuation allowance related to U.S. federal and state deferred tax assets during the year ended December 31, 2025. Our valuation allowance decreased by $3.1 million during the year ended December 31, 2024.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant changes to the U.S. tax code, including the immediate expensing of U.S. research and development costs, the immediate expensing of certain capital expenditures, and other tax code changes effective beginning in 2026.
Effective January 1, 2025, all non-U.S. earnings are not permanently reinvested.

Net Operating Loss and Credit Carryforwards
As of December 31, 2025, we have U.S. federal net operating loss (NOL) carryforwards of approximately $67.3 million. If not utilized, the federal NOL carryforwards will begin to expire in 2034. For the Federal NOL carryforwards arising in tax years beginning after December 31, 2017, the Tax Cuts Jobs Act of 2017 (TCJA) limits our ability to utilize carryforwards to 80% of taxable income; however, these NOLs may be carried forward indefinitely. We have foreign tax credit of $17.6 million, which will begin to expire in 2028 if not utilized. We also have research and development credits of $4.6 million, which will begin to expire in 2041 if not utilized.
As of December 31, 2025, the NOL carryforwards for all the states in the United States is $112.0 million, of which $110.3 million will begin to expire in 2026, and $1.7 million will be carried forward indefinitely.
Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards before utilization. We continually monitors the impact to net operating losses of any ownership changes.
Income Taxes Paid
The following presents cash paid for income taxes, net of refunds by jurisdiction for the year ended December 31, 2025 (in thousands):

Year Ended December 31,
2025
U.S. Federal	$—
U.S. State	695
Foreign
India	11,889
Other foreign jurisdictions	1,800
Total cash paid for taxes, net of refunds	$14,384
For the years ended December 31, 2024 and 2023, cash paid for taxes, net of refunds was $11.9 million and $12.0 million, respectively.
Unrecognized Tax Benefits
We recognize financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount we recorded is the largest benefit that has no likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2025 and 2024, we had gross unrecognized tax benefits of $13.3 million and $8.1 million, respectively, all of which would affect the effective tax rate.
The following table presents a reconciliation of the beginning and ending amount of the unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024
Unrecognized gross tax benefits at the beginning of the period	$8,144	$5,634
Increases related to prior year tax positions	2,612	449
Decreases related to prior year tax positions	(512)	—
Increases in current year unrecognized benefits	3,071	2,061
Unrecognized gross tax benefits at the end of the period	$13,315	$8,144
We recognize interest and penalties related to income tax matters as a component of income tax expense. Accrued interest of $3.2 million and $2.2 million has been recorded as of December 31, 2025 and 2024, respectively.
Our major tax jurisdictions are India and the United States and we also file income tax returns in various U.S. states and foreign jurisdictions. Carryover attributes beginning December 31, 2008, remain open to adjustment by the U.S. federal and state authorities. The U.S. federal, state, and foreign jurisdictions have statutes of limitations that generally range from three to five years. Due to our net losses, substantially all of our U. S. federal and state income tax returns are subject to examination since inception. We are under examination in India and have appealed our case to the appeals court. As of December 31, 2025, we are waiting the results of the appeal. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. As the outcome of our tax audits are resolved in a manner inconsistent with management's expectations, we could adjust our provision for income taxes in the future.
15. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the number of weighted-average outstanding shares of common stock. Diluted net income (loss) per share is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. We consider our stock options and RSUs as potential common stock equivalents. In periods when we report net losses, we exclude potential common stock equivalents from the computation of diluted net loss per share, as their effects are antidilutive.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income (loss) per share are the same for both Class A and Class B common stock on both an individual and combined basis.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$183,723	$(95,368)	$(137,436)

Denominator:
Weighted-average shares used in computing net income (loss) per share - basic	291,079	300,843	293,087
Weighted-average effect of potentially dilutive equity awards	2,690	—	—
Weighted-average shares used in computing net income (loss) per share - diluted	293,769	300,843	293,087
Net income (loss) per share - basic	$0.63	$(0.32)	$(0.47)
Net income (loss) per share - diluted	$0.63	$(0.32)	$(0.47)

Equity awards excluded from diluted net income (loss) per share because their effect would have been anti-dilutive	10,679	24,462	29,259
16. Subsequent Events
FireHydrant Acquisition
In January 2026, the Company completed the acquisition of FireHydrant, Inc., a provider of AI-powered incident management software. As of December 31, 2025, the Company paid $18.4 million of advances for the acquisition, included within prepaid expenses and other current assets in the consolidated balance sheet, and held $61.3 million of restricted cash with its payments administrator specifically for the acquisition.
The Company will account for the transaction as a business combination. Since the closing date of the acquisition occurred subsequent to the end of the reporting period, the allocation of purchase price to the underlying net assets has not yet been completed.
Share Repurchase Program
In February 2026, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to $400 million of the Company’s outstanding Class A common stock. Under the repurchase program, the Company may repurchase shares of the Company’s outstanding Class A common stock from time to time in the open market, through privately negotiated transactions and/or other means in compliance with the Exchange Act and the rules and regulations thereunder. The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion, and will depend on a variety of factors, including business, economic and market conditions, prevailing stock prices, corporate and regulatory requirements, and other considerations. The repurchase program may be suspended or discontinued at any time.

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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
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

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as further set below:

Name	Title	Action	Date	Expiration Date	Total number of securities to be sold
Tyler Sloat	Chief Financial Officer and Chief Operating Officer	Termination(1)	November 7, 2025	August 31, 2026	Up to 500,000 shares
(1) Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on May 27, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item (other than the information set forth in the next paragraph) is incorporated by reference to the information as set forth under the captions “Proposal 1 — Election of Directors,” “Information Regarding our Board of Directors and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Executive Officers” in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
We have adopted a code of business conduct and ethics that applies to, among others, our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our investor relations website at ir.freshworks.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision of our code of business conduct and ethics by posting such information on the website address and location specified above.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the information as set forth under the captions “Executive Compensation,” “Director Compensation,” and “Information Regarding our Board of Directors and Corporate Governance” in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information as set forth under the captions “Transactions with Related Persons and Indemnification” and "Information Regarding our Board of Directors and Corporate Governance" in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information as set forth under the caption “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
4.1	Form of Class A common stock certificate of Freshworks Inc.	S-1/A	333-259118	4.1	September 13, 2021
4.2	Seventh Amended and Restated Investors’ Rights Agreement by and among Freshworks Inc. and certain of its stockholders, dated December 16, 2019.	S-1	333-259118	4.2	August 27, 2021
4.3	Description of Securities.	10-K	001-40806	4.4	February 23, 2022
10.1†	Freshworks Inc. 2011 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-259118	10.1	August 27, 2021
10.2†	Freshworks Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-259118	10.2	September 13, 2021
10.3†	Freshworks Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-259118	10.3	September 13, 2021
10.4†	Amended and Restated Offer Letter by and between Freshworks Inc. and Rathna Girish Mathrubootham, dated August 25, 2021.	S-1	333-259118	10.6	August 27, 2021
10.5†	Amended and Restated Offer Letter by and between Freshworks Inc. and Tyler Sloat, dated August 25, 2021.	S-1	333-259118	10.7	August 27, 2021
10.6†	Amended and Restated Offer Letter by and between Freshworks Inc. and Mika Yamamoto, dated September 28, 2023.	10-K	001-40806	10.9	February 16, 2024
10.7	Lease by and between Freshworks Inc. and Bay Meadows Station 2 Investors, LLC, dated September 20, 2018.	S-1	333-259118	10.11	August 27, 2021
10.8	Lease Deed by and between Registrant and Faery Estates Private Limited, dated December 20, 2018.	S-1	333-259118	10.12	August 27, 2021
10.9	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 20, 2019.	S-1	333-259118	10.15	August 27, 2021
10.10	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 31, 2019.	S-1	333-259118	10.16	August 27, 2021
10.11	Lease Deed by and between Registrant and Faery Estates Private Limited, dated May 31, 2019.	S-1	333-259118	10.17	August 27, 2021

10.12	Lease Deed by and between Registrant and Faery Estates Private Limited, dated November 29, 2019.	S-1	333-259118	10.18	August 27, 2021
10.13†	Form of Indemnification Agreement entered into by and between Freshworks Inc. and each director and executive officer.	S-1/A	333-259118	10.19	September 13, 2021
10.14†	2022 Inducement Plan and forms of agreements thereunder.	S-8	333-267201	4.2	August 31, 2022
10.15†	2022 Inducement Plan Form of Global RSU Grant Package.	S-8	333-267201	4.3	August 31, 2022
10.16†	2022 Inducement Plan Form of Global Stock Option Grant Package.	S-8	333-267201	4.4	August 31, 2022
10.17†	Offer Letter by and between Freshworks Inc. and Dennis Woodside dated August 15, 2022.	10-Q	001-40806	10.4	November 4, 2022
10.18	Lease Deed by and between Registrant and Airoli ITP Development Private Limited, dated December 14, 2022	10-K	001-40806	10.25	May 1, 2024
10.19†	Freshworks, Inc. Cash Incentive Plan (as amended on February 13, 2025)	10-Q	001-40806	10.1	April 29, 2025
10.20	Freshworks, Inc. Cash Incentive Plan (as amended on January 17, 2026)					X
10.21	Agreement and Plan of Merger, dated as of April 30, 2024, by and among Freshworks Inc, Doppler Merger Sub, Inc., D42 Parent, Inc. and Shareholder Representative Services LLC	8-K	001-40806	2.1	May 1, 2024
10.22	Lease Deed by and between Registrant and Airoli ITP Development Private Limited, dated October 15, 2024	10-K	001-40806	10.24	February 20, 2025
10.23	Lease Deed by and between Registrant and Airoli ITP Development Private Limited, dated October 15, 2024	10-K	001-40806	10.25	February 20, 2025
10.24†	Non-Employee Director Compensation Program; Effective January 1, 2026					X
10.25	First Amendment to Lease by and between Freshworks Inc. and Bay Meadows Station 3 Investors, LLC date July 10, 2025	10-Q	001-40806	10.1	November 5, 2025
19.1	Freshworks Inc. Insider Trading Policy (Adopted August 5, 2021; Effective on September 21, 2021) (as amended October 23, 2024)	10-K	001-40806	19.1	February 20, 2025
21.1	List of subsidiaries of Freshworks Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Section 302 Certification of Principal Executive Officer					X
31.2	Section 302 Certification of Principal Financial Officer					X
32.1#	Section 906 Certification of Principal Executive Officer					X
32.2#	Section 906 Certification of Principal Financial Officer					X
97.1	Freshworks Incentive Compensation Recoupment (Clawback) Policy	10-K	001-40806	97	February 16, 2024
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2026.

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

Signature	Title	Date

/s/ Dennis Woodside	Chief Executive Officer, President, and Director (Principal Executive Officer)	February 26, 2026
Dennis Woodside

/s/ Tyler Sloat	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Tyler Sloat

/s/ Philippa Lawrence	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Philippa Lawrence

/s/ Roxanne S. Austin	Chairperson of the Board of Directors	February 26, 2026
Roxanne S. Austin

/s/ Johanna Flower	Director	February 26, 2026
Johanna Flower

/s/ Sameer Gandhi	Director	February 26, 2026
Sameer Gandhi

/s/ Randy Gottfried	Director	February 26, 2026
Randy Gottfried

/s/ Barry Padgett	Director	February 26, 2026
Barry Padgett

/s/ Frank Pelzer	Director	February 26, 2026
Frank Pelzer

/s/ Jennifer Taylor	Director	February 26, 2026
Jennifer Taylor