Form 10-Q
period 2026-03-31
Freshworks Inc.
filed 2026-05-05
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒
As of April 30, 2026, the number of shares of the registrant’s Class A common stock outstanding was 252,359,292 and the number of shares of the registrant’s Class B common stock outstanding was 24,074,875.

FRESHWORKS INC.

As used in this report, the terms “Freshworks,” “registrant,” “we,” “us,” and “our” mean Freshworks Inc. and its subsidiaries unless the context indicates otherwise.
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “aim,”, “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our annual recurring revenue (ARR), revenue, expenses, and other operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to increase the number of users who access our platform;
•our ability to innovate and launch new products;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$548,168	$569,774
Restricted cash, current	1,160	62,374
Marketable securities	231,069	211,597
Accounts receivable, net of allowance of $9,674 and $10,809	127,338	150,817
Deferred contract acquisition costs	30,927	29,830
Prepaid expenses and other current assets	68,148	72,774
Total current assets	1,006,810	1,097,166
Property and equipment, net	44,222	38,843
Operating lease right-of-use assets	36,968	39,893
Deferred contract acquisition costs, noncurrent	27,712	27,179
Goodwill	199,324	146,676
Intangible assets, net	96,703	76,986
Deferred tax assets	176,017	157,466
Other assets	17,626	18,503
Total assets	$1,605,382	$1,602,712
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,578	$11,507
Accrued liabilities	109,405	101,202
Deferred revenue	392,070	385,320
Total current liabilities	520,053	498,029
Operating lease liabilities, non-current	29,402	33,282
Other liabilities	36,726	38,751
Total liabilities	586,181	570,062
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized; 243,933,616 and 248,359,124 shares issued and outstanding	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized; 35,047,987 and 35,067,987 shares issued and outstanding	1	1
Additional paid-in capital	4,579,812	4,586,392
Accumulated other comprehensive loss	(3,650)	(1,591)
Accumulated deficit	(3,556,964)	(3,552,154)
Total stockholders' equity	1,019,201	1,032,650
Total liabilities and stockholders' equity	$1,605,382	$1,602,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$228,633	$196,273
Cost of revenue	34,688	29,878
Gross profit	193,945	166,395
Operating expense:
Research and development	49,261	40,001
Sales and marketing	112,317	89,158
General and administrative	40,427	47,247
Restructuring charges	—	405
Total operating expenses	202,005	176,811
Loss from operations	(8,060)	(10,416)
Interest and other income, net	1,426	12,969
Income (loss) before income taxes	(6,634)	2,553
Provision for (benefit from) income taxes	(1,824)	3,857
Net loss	$(4,810)	$(1,304)
Net loss per share - basic and diluted	$(0.02)	$—
Weighted average number of shares - basic and diluted	283,336	301,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,810)	$(1,304)
Other comprehensive income (loss):
Change in unrealized gain or loss on marketable securities	(224)	(314)
Net change on cash flow hedges	(1,835)	1,260
Total other comprehensive income (loss)	(2,059)	946
Comprehensive loss	$(6,869)	$(358)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2025	283,427	$3	$4,586,392	$(1,591)	$(3,552,154)	$1,032,650
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,253	—	(7,511)	—	—	(7,511)
Repurchase and retirement of common stock, including excise tax	(5,698)	—	(45,740)	—	—	(45,740)
Stock-based compensation	—	—	46,671	—	—	46,671
Other comprehensive loss	—	—	—	(2,059)	—	(2,059)
Net loss	—	—	—	—	(4,810)	(4,810)
Balances as of March 31, 2026	278,982	$3	$4,579,812	$(3,650)	$(3,556,964)	$1,019,201

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2024	303,382	$3	$4,874,133	$(338)	$(3,735,877)	$1,137,921
Issuance of common stock upon exercise of stock options	146	—	48	—	—	48
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,584	—	(16,754)	—	—	(16,754)
Repurchase and retirement of common stock, including excise tax	(6,732)	—	(111,977)	—	—	(111,977)
Stock-based compensation	—	—	52,950	—	—	52,950
Other comprehensive income	—	—	—	946	—	946
Net loss	—	—	—	—	(1,304)	(1,304)
Balances as of March 31, 2025	298,380	$3	$4,798,400	$608	$(3,737,181)	$1,061,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(4,810)	$(1,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,863	6,360
Amortization of deferred contract acquisition costs	8,567	7,583
Non-cash lease expense	2,925	2,303
Stock-based compensation	43,921	51,664
Discount amortization on marketable securities	(947)	(1,901)
Deferred income taxes	(5,865)	(459)
Other	7,808	(17)
Changes in operating assets and liabilities:
Accounts receivable	24,917	10,594
Deferred contract acquisition costs	(10,197)	(8,704)
Prepaid expenses and other assets	(12,564)	(15,317)
Accounts payable	6,894	526
Accrued and other liabilities	(3,442)	(496)
Deferred revenue	1,027	7,049
Operating lease liabilities	(3,708)	92
Net cash provided by operating activities	62,389	57,973
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,901)	(1,296)
Proceeds from sale of property and equipment	5	38
Capitalized internal-use software	(3,379)	(2,772)
Purchases of marketable securities	(147,421)	(121,933)
Maturities and redemptions of marketable securities	129,351	172,194
Business combination, net of cash acquired	(56,913)	—
Net cash provided by (used in) investing activities	(82,258)	46,231
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	48
Payment of withholding taxes on net share settlement of equity awards	(7,160)	(16,711)
Repurchase of common stock	(48,369)	(113,610)
Net cash used in financing activities	(55,529)	(130,273)

Effects of exchange rate changes on cash, cash equivalents and restricted cash	(7,521)	—

Net decrease in cash, cash equivalents and restricted cash	(82,919)	(26,069)
Cash, cash equivalents and restricted cash, beginning of period	632,250	620,405
Cash, cash equivalents and restricted cash, end of period	$549,331	$594,336

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$548,168	$594,243
Restricted cash included in prepaid expenses and other current assets	1,160	3
Restricted cash included in other assets	3	90
Total cash, cash equivalents and restricted cash	$549,331	$594,336

Supplemental cash flow information:
Cash paid for taxes	$2,805	$3,473
Non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$1,752	$110
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of modifications	$—	$1,474
Stock-based compensation capitalized as internal-use software	$711	$692
Excise tax liability accrued for common stock repurchased	$332	$208
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
The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations, of comprehensive loss, of cash flows, and of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the related notes to such condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our financial position as of March 31, 2026 and our results of operations and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 which was filed with the SEC on February 26, 2026.
In January 2026, we acquired all outstanding shares of FireHydrant, Inc., an incident management software company, for $88.7 million. See Note 5 - Business Combinations.
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
There were no customers that individually exceeded 10% of our revenue for the three months ended March 31, 2026 and 2025 or that represented 10% or more of our consolidated accounts receivable balance as of March 31, 2026.
We primarily rely upon our third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact our operations and our business could be adversely impacted.
Significant Accounting Policies
Our significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2025. Except for the updated policy regarding credit losses described below, there have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three months ended March 31, 2026.
Accounts Receivable and Contract Assets
Effective January 1, 2026, we elected to apply the practical expedient provided by ASU 2025-05 to measure expected credit losses for qualifying current accounts receivable and contract assets and assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. See "Recent Adopted Accounting Pronouncements" below for further details.
Recent Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Effective January 1, 2026, we adopted this guidance. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
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
2. Cash Equivalents and Investments
Cash equivalents and available-for-sale debt securities consisted of the following as of the periods presented below (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$359,980	$—	$—	$359,980
U.S. treasury securities	50,133	—	(2)	50,131
U.S. government agency securities	17,421	—	(1)	17,420
Commercial paper	10,242	—	—	10,242
Fixed deposits	39,578	—	—	39,578
Total cash equivalents	477,354	—	(3)	477,351
Debt securities:
U.S. treasury securities	96,273	11	(18)	96,266
U.S. government agency securities	17,389	4	(9)	17,384
Corporate debt securities	25,977	4	(13)	25,968
Commercial paper	5,274	—	—	5,274
Certificates of deposit	86,177	—	—	86,177
Total debt securities	231,090	19	(40)	231,069
Total cash equivalents and debt securities	$708,444	$19	$(43)	$708,420

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$120,923	$—	$—	$120,923
U.S. treasury securities	100,235	16	—	100,251
U.S. government agency securities	26,168	3	(1)	26,170
Corporate debt securities	47,466	—	—	47,466
Fixed deposits	129,875	—	—	129,875
Total cash equivalents	424,667	19	(1)	424,685
Debt securities:
U.S. treasury securities	131,286	102	(9)	131,379
U.S. government agency securities	30,868	40	—	30,908
Corporate debt securities	36,878	69	(6)	36,941
Commercial paper	12,369	—	—	12,369
Total debt securities	211,401	211	(15)	211,597
Total cash equivalents and debt securities	$636,068	$230	$(16)	$636,282
The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of the periods presented below (in thousands):

	March 31, 2026
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$69,813	$(18)	$—	$—	$69,813	$(18)
U.S. government agency securities	8,715	(9)	—	—	8,715	(9)
Corporate debt securities	20,957	(13)	—	—	20,957	(13)
Total	$99,485	$(40)	$—	$—	$99,485	$(40)

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$21,500	$(9)	$—	$—	$21,500	$(9)
Corporate debt securities	7,495	(6)	—	—	7,495	(6)
Total	$28,995	$(15)	$—	$—	$28,995	$(15)

The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	March 31, 2026
	Amortized Cost	Fair Value
Due within one year	$214,598	$214,596
Due after one year but within five years	16,492	16,473
Total	$231,090	$231,069
Accrued interest receivable of $1.1 million and $1.5 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively.
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
We did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of the periods presented below (in thousands):

	March 31, 2026
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$359,980	$—	$359,980
U.S. treasury securities	50,131	—	50,131
U.S. government agency securities	—	17,420	17,420
Corporate debt securities	—	10,242	10,242
Short term fixed deposits	—	39,578	39,578
Marketable securities:
U.S. treasury securities	96,266	—	96,266
U.S. government agency securities	—	17,384	17,384
Corporate debt securities	—	25,968	25,968
Commercial paper	—	5,274	5,274
Certificates of deposit	—	86,177	86,177
Total financial assets	$506,377	$202,043	$708,420

	December 31, 2025
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$120,923	$—	$120,923
U.S. treasury securities	100,251	—	100,251
U.S. government agency securities	—	26,170	26,170
Commercial paper	—	47,466	47,466
Fixed deposits	—	129,875	129,875
Marketable securities:
U.S. treasury securities	131,379	—	131,379
U.S. government agency securities	—	30,908	30,908
Corporate debt securities	—	36,941	36,941
Commercial paper	—	12,369	12,369
Total financial assets	$352,553	$283,729	$636,282
The fair value of derivative assets and liabilities as of March 31, 2026, and all related unrealized and realized gains and losses during the three months ended March 31, 2026, were not material. As of March 31, 2026 and December 31, 2025, the total notional amount of outstanding designated foreign currency forward contracts was $84.0 million and $86.7 million, respectively.

4. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of the periods presented below (in thousands):

	March 31, 2026	December 31, 2025
Computers	$19,237	$18,835
Capitalized internal-use software	57,334	53,245
Office equipment	7,980	7,887
Furniture and fixtures	9,737	9,518
Motor vehicles	239	267
Leasehold improvements	8,918	8,994
Construction in progress	4,600	269
Total property and equipment	108,045	99,015
Less: accumulated depreciation and amortization	(63,823)	(60,172)
Property and equipment, net	$44,222	$38,843
The following table summarizes depreciation expense and internal-use software capitalization and amortization during the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Capitalization of costs associated with internal-use software	$4,090	$3,464
Amortization expense of capitalized internal-use software	2,507	1,639
Depreciation expense	$1,173	$1,207
As of March 31, 2026 and December 31, 2025, the net carrying value of capitalized internal-use software was $27.6 million and $26.1 million, respectively.
Accrued Liabilities
The following table summarizes accrued liabilities as of the periods presented below (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$23,577	$28,233
Acquisition-related liabilities	9,043	—
Accrued third-party cloud infrastructure expenses	5,612	5,922
Accrued reseller commissions	10,961	11,512
Accrued advertising and marketing expenses	7,921	7,835
Advanced payments from customers	5,783	6,097
Accrued taxes	17,004	14,499
Operating lease liabilities, current	9,393	9,221
Contributions withheld for employee stock purchase plan	3,017	1,198
Income tax payable	698	3,571
Other accrued expenses	16,396	13,114
Total accrued liabilities	$109,405	$101,202
Noncurrent liabilities include $19.5 million and $21.1 million of long term accrued compensation as of March 31, 2026 and December 31, 2025, respectively.

5. Business Combinations
On January 1, 2026, we acquired all outstanding shares of FireHydrant, Inc., an incident management software company, for $88.7 million in cash, including $4.3 million of cash acquired, to expand its IT service and operations portfolio. As of March 31, 2026, $9.0 million in unpaid indemnity and purchase price adjustment holdbacks were recorded within accrued liabilities in our condensed consolidated balance sheets. The purchase price is subject to customary post-closing adjustments and conditions.
All existing FireHydrant stock options were canceled, and we issued new time-based and performance-based RSUs to certain continuing employees under our 2021 Equity Incentive Plan. These awards were excluded from the purchase consideration and will be recognized as post-combination compensation expense over their requisite service periods. Refer to Note 11—Stockholders' Equity and Stock-Based Compensation.
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)
Assets acquired:
Cash and cash equivalents	$4,349
Other current assets	1,928
Customer relationship	13,200
Developed technology	10,700
Goodwill	52,648
Deferred tax assets	13,084
Total	$95,909
Liabilities assumed:
Current liabilities	$7,172
Total	$7,172

Total purchase price consideration	$88,737
The assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with goodwill representing the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill includes the fair value of assets that were not identifiable and as such, not separately recognizable. Goodwill recognized from the transaction is not deductible for U.S. income tax purposes and primarily reflects expected synergies from FireHydrant’s customer base and technology.
The Company expects to finalize the purchase price allocation within the measurement period, but not later than one year from the acquisition date. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of the valuation pertaining to intangible assets acquired, deferred tax assets and liabilities assumed.
Customer relationships and developed technology were valued using the income approach and will be amortized on a straight-line basis over their estimated lives of 7 years.
FireHydrant's operating results are included in our condensed consolidated financial statements from the acquisition date and are not material to our financial results, as well as any transaction costs associated with the acquisition.

6. Goodwill and Intangible Assets, Net
The change in the carrying amounts of goodwill during the three months ended March 31, 2026 is presented below (in thousands):

Balance as of December 31, 2025	$146,676
Goodwill acquired (Note 5)	52,648
Balance as of March 31, 2026	$199,324
Acquired intangible assets consist of developed technology, customer relationships and trademarks and are amortized on a straight-line basis over their estimated useful lives. The following tables summarize acquired intangible assets as of the periods presented below:

	March 31, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$51,896	$(20,172)	$31,724	5.0
Customer relationships	82,400	(17,421)	64,979	6.3
Trademarks	700	(700)	—	—
Total	$134,996	$(38,293)	$96,703

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$41,196	$(18,535)	$22,661	4.4
Customer relationships	69,200	(14,875)	54,325	6.4
Trademarks	700	(700)	—	—
Total	$111,096	$(34,110)	$76,986

Amortization of acquired intangible assets is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,637	$1,260
Sales and marketing	2,546	2,254
Total amortization expense	$4,183	$3,514
As of March 31, 2026, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2026	$12,782
2027	16,965
2028	17,011
2029	16,965
2030	14,052
Thereafter	18,928
Total future amortization	$96,703
7. Leases
We have operating leases primarily for office space. The leases have remaining lease terms of one to six years, some of which include options to extend the lease for up to an additional six years. Our leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three Months Ended March 31,
	2026	2025
Operating lease cost	$3,756	$3,108
Short-term lease cost	356	130
Variable lease cost	958	1,303
Total lease cost	$5,070	$4,541

The weighted-average remaining term of our operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	March 31, 2026	March 31, 2025
Weighted-average remaining lease term (in years)	3.7	4.2
Weighted-average discount rate	8.3%	9.0%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Three Months Ended March 31,
Supplemental Cash Flow Information:	2026	2025
Cash payments included in the measurement of operating lease liabilities, net of tenant allowance receipts	$3,297	$1,037
As of March 31, 2026, maturities of the operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2026	$8,574
2027	13,110
2028	11,809
2029	5,966
2030	3,504
Thereafter	2,513
Total lease payments	45,476
Less: imputed interest	(6,681)
Present value of operating lease liabilities	$38,795
As of March 31, 2026, there were $6.4 million future payments related to signed leases that have not yet commenced.
8. Commitments and Contingencies
Other Contractual Commitments
Our other contractual commitments primarily consist of third-party cloud infrastructure agreements, service subscription purchase arrangements used to support operations at the enterprise level, and sponsorship arrangement to promote our brand and services. As of March 31, 2026, other contractual commitments totaling $217.9 million remain outstanding under these agreements through 2029.
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

Disaggregation of Revenue
The following table summarizes revenue by our product and service offerings during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Subscription services, software licenses and maintenance	226,513	$194,193
Professional services	2,120	2,080
Total revenue	$228,633	$196,273
See Note 10 for revenue by geographic location.
Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables primarily represent revenue recognized in excess of billings from non-cancellable multi-year contract arrangements. As of March 31, 2026 and December 31, 2025, we had $8.9 million and $9.8 million of unbilled receivables, respectively. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets.
Deferred revenue consists of customer billings in excess of revenue being recognized. As of March 31, 2026 and December 31, 2025, non-current deferred revenue of $2.9 million and $3.1 million, respectively, was included in other liabilities on the condensed consolidated balance sheet.
Revenue recognized during the three months ended March 31, 2026 and 2025 from amounts included in deferred revenue at the beginning of these periods was $166.0 million and $144.5 million, respectively.
The aggregate balance of remaining performance obligations as of March 31, 2026 was $665.3 million. We expect to recognize $481.5 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$57,009	$48,640
Add: Contract costs capitalized during the period	10,197	8,704
Less: Amortization of contract costs during the period	(8,567)	(7,583)
Balance at end of the period	$58,639	$49,761
10. Segment and Geographic Information
We operate in a single operating segment composed of the condensed consolidated financial results of Freshworks. Our Chief Executive Officer (CEO) is the chief operating decision maker (CODM) of Freshworks and the key measures of segment profit or loss that our CODM uses to allocate resources and assess performance is our revenue and consolidated net loss. Significant segment expenses reviewed by our CODM for our single operating segment comprise of stock-based compensation, amortization of acquired intangible assets, and other segment expenses. Other segment expenses utilize operating expenses recognized as research and development, selling and marketing, and general and administrative expenses within our condensed consolidated statement of operations less stock-based compensation and amortization of acquired intangible assets, and primarily related to personnel-related costs. Refer to Note 11—Stockholders' Equity and Stock-Based Compensation and Note 6—Goodwill and Intangible Assets, Net for information regarding amounts pertaining to stock-based compensation and amortization of acquired intangibles.
Revenue by geographic location is determined based on the customers' billing address. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2026	2025
North America	$107,540	$91,471
Europe, Middle East and Africa	88,627	75,810
Asia Pacific	25,865	23,354
Other	6,601	5,638
Total revenue	$228,633	$196,273
Revenue from North America consists primarily of revenue from the United States. For the three months ended March 31, 2026 and 2025, revenue generated from the United States was approximately $96.5 million and $82.4 million, or approximately 42% and 42% of total consolidated revenue, respectively.
The United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $30.2 million and $27.2 million, or approximately 13% and 14% of total consolidated revenue for the three months ended March 31, 2026 and 2025, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	March 31, 2026	December 31, 2025
North America	$41,872	$39,747
Europe, Middle East and Africa	5,788	6,383
Asia Pacific	33,530	32,606
Total long-lived assets	$81,190	$78,736
Long-lived assets in North America are primarily located in the United States, and long-lived assets in Asia Pacific are primarily located in India.
11. Stockholders' Equity and Stock-Based Compensation
Share Repurchase
In November 2024, our board of directors (the Board) approved a share repurchase program ("2024 Share Repurchase Program"), which authorized the repurchase of up to $400 million of our outstanding Class A common stock. During the three months ended March 31, 2025 we repurchased a total of 6,732,390 shares of Class A common stock under the 2024 Share Repurchase Program in open market transactions for an aggregate purchase price of $111.8 million, resulting in an average price of $16.60 per share. The 2024 Share Repurchase Program was completed during the year ended December 31, 2025.
In February 2026, the Board approved another share repurchase program ("2026 Share Repurchase Program"), which authorized the repurchase of up to $400 million of our outstanding Class A common stock. During the three months ended March 31, 2026 we repurchased a total of 5,697,636 shares of Class A common stock under the 2026 Share Repurchase Program in open market transactions for an aggregate purchase price of $45.4 million, resulting in an average price of $7.97 per share. As of March 31, 2026, $354.6 million remained available for future repurchases under the 2026 Share Repurchase Program.

Under both repurchase programs, all shares of Class A common stock subsequently repurchased were retired. Upon retirement, the par value of the common stock repurchased was deducted from common stock and any excess of repurchase price over par value was recorded entirely to additional-paid-in capital, or in the absence of additional-paid-in capital, to accumulated deficit, in the condensed consolidated balance sheets.
Equity Compensation Plans
Pursuant to the 2021 Equity Incentive Plan (the 2021 Plan), the Board may grant incentive stock options to purchase shares of our common stock, non-statutory stock options to purchase shares of our common stock, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance restricted stock units (PRSUs) and other awards. The 2021 Employee Stock Purchase Plan (ESPP) enables eligible employees to purchase shares of our Class A common stock. Both the 2021 Plan and ESPP include an automatic increase to their shares reserve on January 1 of each year as set forth in the respective plan documents.
Additionally, pursuant to the 2022 Inducement Plan (the Inducement Plan) in accordance with Listing Rule 5635(c)(4) of the Nasdaq Stock Market, nonstatutory stock options, stock appreciation rights, restricted stock, RSUs, PRSUs and other awards may be granted as an inducement material to an eligible person's entering into employment with us.
Shares of common stock reserved for future issuance were as follows (in thousands):

March 31, 2026
2021 Equity Incentive Plan(1)	87,775
2022 Inducement Plan	7,012
2021 Employee Stock Purchase Plan	18,255
Total shares of common stock reserved for issuance	113,042
(1)Outstanding shares include the 2026 Executive PRSUs as discussed below, based on 100% achievement of target performance.

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
Stock-based compensation expense related to the ESPP was $1.0 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.
Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock on the date of grant, have a 10-year contractual term, and vest over a four-year period.

Stock option activity for the three months ended March 31, 2026 is as follows (in thousands, except per share data):

Share Information:	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of December 31, 2025	2,332	$11.32	7.1	$4,650
Balance as of March 31, 2026	2,332	$11.32	6.8	$5,021
Options vested and expected to vest as of March 31, 2026	2,332	$11.32	6.8	$5,021
Options exercisable as of March 31, 2026	1,593	$13.58	6.4	$52
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of our common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Restricted Stock Units
RSUs are granted at fair market value as of the date of the grant and typically vest over a four-year period.
RSU activity, which includes PRSUs, during the three months ended March 31, 2026 was as follows:

Share Information:	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested, as of December 31, 2025	21,936	$14.98
Granted	18,531	$11.19
Vested (1)	(1,983)	$15.87
Forfeited/Cancelled	(1,783)	$13.62
Unvested, as of March 31, 2026	36,701	$13.09
(1) During the three months ended March 31, 2026, total shares that vested were 2.0 million, of which 0.7 million were withheld for tax purposes.

The total fair value of vested RSUs during the three months ended March 31, 2026 and 2025 was $31.5 million and $55.6 million, respectively.
Performance-Based Awards
Executive PRSUs
Beginning in 2024, certain members of the executive team were granted PRSUs awards (the "Executive PRSUs"). The Executive PRSUs are granted annually in the first quarter, are subject to service and performance-based vesting conditions and vest over three years from the grant date. The PRSUs granted in 2026 have fiscal 2026 revenue and non-GAAP operating income performance targets with 70% and 30% of each award tied to these targets, respectively. The 2026 performance targets can be earned from 0% up to a maximum of 173.6% of target shares for significant outperformance.
The fair value of each PRSU is based on the fair value of our common stock on the date of grant. Stock-based compensation associated with the Executive PRSUs is recognized using the accelerated attribution method over the requisite service period, based on our periodic assessment of the probability that the performance will be achieved.

During the three months ended March 31, 2026 and 2025, we recognized $3.9 million and $1.9 million of stock-based compensation expense related to Executive PRSUs, respectively.
Stock-Based Compensation
Total stock-based compensation expense recorded for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,618	$1,518
Research and development(1)	12,301	9,213
Sales and marketing	13,000	13,409
General and administrative(2)	17,002	27,524
Stock-based compensation, net of amounts capitalized	43,921	51,664
Capitalized stock-based compensation	711	692
Total stock-based compensation expense	$44,632	$52,356
(1)     Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized primarily for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs granted to our former Executive Chairman of $11.3 million for the three months ended March 31, 2025.

As of March 31, 2026, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	March 31, 2026
	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$428,149	3.0
Stock options	1,740	0.3
ESPP	4,831	1.0
Total unrecognized stock-based compensation expense	$434,720
12. Income Taxes
The quarterly tax provision and estimates of annual effective tax rate are affected by several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, and discrete items (such as windfalls or shortfalls from stock-based compensation). The provision for (benefit from) income taxes was $(1.8) million and $3.9 million for the three months ended March 31, 2026 and 2025, retrospectively.
The effective tax rate for the three months ended March 31, 2026 and 2025 were 27.5% and 151.1%, respectively. The effective tax rate for the first quarter of 2026 is lower than the first quarter of 2025 because the full valuation allowance on U.S. federal and state deferred tax assets was released in the fourth quarter of 2025.

13. Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the number of weighted-average outstanding shares of common stock. Diluted net loss per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. We consider our stock options and RSUs as potential common stock equivalents, but excluded them from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025, as their effect was antidilutive.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(4,810)	$(1,304)

Denominator:
Weighted-average number of shares - basic and diluted	283,336	301,280
Net loss per share - basic and diluted	$(0.02)	$—
The following table summarizes the potential common equivalents that were excluded from the computation of diluted net loss per share attributable to Class A and Class B common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
RSUs and PRSUs	36,701	24,193
Options	2,332	2,422
ESPP	442	245
Total	39,475	26,860
14. Subsequent Events
Restructuring
In May 2026, the Company committed to a restructuring plan (the Plan) to streamline the Company’s organizational efforts and product development process, as well as increase leverage of AI and automation across the business. The Company estimates that this will result in approximately 11% reduction in headcount and approximately $7 million to $9 million in charges in the second quarter of 2026, consisting primarily of cash expenditures for separation-related payments, employee benefits and related costs. The Company expects that the Plan, including related cash payments, will be substantially complete by the end of the second quarter ending June 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in the Annual Report on Form 10-K. As described in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.”
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
In January 2026, the Company completed the acquisition of FireHydrant, Inc. (FireHydrant), a provider of AI-powered incident management software. The Company accounted for the transaction as a business combination and our consolidated financial statements and key business metrics include FireHydrant since the acquisition date.
We generate revenue primarily from the sale of subscriptions for accessing our cloud-based software products over the contract term. We generally enter into subscription agreements with our customers on monthly, annual, or multi-year terms and invoice customers in advance in either monthly or annual installments. We also sell software licenses with associated maintenance for Device42 and professional services that include product configuration, data migration, systems integration, and training.
Our customer base and operations have scaled over time. Our total revenue was $228.6 million and $196.3 million in the three months ended March 31, 2026 and 2025, respectively, representing year-over-year growth of 16%. We incurred operating losses of $8.1 million and $10.4 million for three months ended March 31, 2026 and 2025, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, and geopolitical developments have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services and we expect these pressures to persist for the foreseeable future. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth historically and volatility in the foreign currency market still exist. For the quarters ended March 31, 2026, December 31, 2025, and March 31, 2025, we had approximately 29%, 28% and 27%, respectively, of revenue exposure related to the euro and British pound. If adverse conditions arise, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
Given our business model is primarily subscription-based, the effects of the macroeconomic conditions may not be fully reflected in our revenue until future periods. The ultimate impact on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which this will affect our business, future results of operations, and financial condition. See the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the challenges and risks we have encountered and could encounter related to these macroeconomic events.

Key Business Metrics
We monitor and review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. Key business metrics and our financial performance are impacted by various factors discussed below, including fluctuations in value of foreign currencies relative to the U.S. dollar. We also review customer data used for calculating these key business metrics on an ongoing basis and make necessary modifications resulting from such review. We believe these key business metrics provide meaningful supplemental information for management and investors in assessing our operating performance.

	As of March 31,
	2026	2025	% Growth
Number of customers contributing more than $5,000 in ARR	25,088	23,275	8%
ARR from customers contributing more than $5,000 in ARR as a percentage of total ARR	92%	90%
Net dollar retention rate	106%	105%
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
Net Dollar Retention Rate
Our net dollar retention rate measures our ability to increase revenue across our existing customer base through expansion of users and products associated with a customer as offset by our churn and contraction in the number of users and products associated with a customer. To calculate net dollar retention rate as of a particular date, we first determine “Entering ARR,” which is ARR from the population of our customers as of 12 months prior to the end of the reporting period. We then calculate the “Ending ARR” which is ARR from the same set of customers as of the end of the reporting period. We then divide the Ending ARR by the Entering ARR to arrive at our net dollar retention rate. Ending ARR includes upsells, cross-sells, renewals, and expansion as a result of acquisitions during the measurement period and is net of any contraction or attrition over this period.
We define ARR as the sum total of subscription, software license, and maintenance revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions, and assuming that revenues are recognized ratably over the term of subscription and maintenance contracts and upon delivery for software licenses. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 12% and 14% of ARR as of March 31, 2026 and 2025, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention rate.
Our net dollar retention rate increased to 106% as of March 31, 2026, compared to 105% as of March 31, 2025, remained relatively flat. We expect our net dollar retention rate may fluctuate in future periods due to a number of factors, including, but not limited to, difficult macroeconomic conditions, our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
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
•Restructuring charges. We exclude restructuring charges, which primarily consist of employee severance and other employee termination benefits associated with the restructuring plan, from our non-GAAP financial measures because we do not believe these expenses have a direct correlation to the operating performance of our business.
•Acquisition expenses. We exclude acquisition expenses, which primarily consist of legal fees and due diligence costs, from our non-GAAP financial measures because we do not believe these expenses have a direct correlation to the operating performance of our business.
•Income tax effect and adjustments. Starting 2026, we utilize a long-term projected non-GAAP tax rate to compute our non-GAAP income tax provision in order to provide better consistency across interim reporting periods. Our non-GAAP tax rate reflects our estimated long-term effective tax rate based on our anticipated geographic earnings mix and statutory tax regimes. For fiscal year 2026, we determined the projected non-GAAP tax rate to be 24%. The difference between our GAAP income tax provision and our non-GAAP income tax provision is presented as non-GAAP income tax reconciling adjustments. We have not provided a reconciliation of our projected non-GAAP tax rate for fiscal year 2026 to GAAP due to the uncertainty and potential variability of the items we exclude from our GAAP financial measures to calculate our non-GAAP financial measures and the resulting income tax effects of such items. Accordingly, a reconciliation is not available without unreasonable effort and we are unable to address the probable significance of the unavailable information, although it is important to note that these items could be material to our results computed in accordance with GAAP. Prior to 2026, we excluded the income tax effect of the above adjustments, income tax effect associated with acquisitions and tax charges or benefits that are a result of a change in valuation allowance on deferred tax assets and its related impacts, from our non-GAAP financial measures. We excluded these costs because we do not believe these expenses have a direct correlation to the operating performance of our business.
Non-GAAP Income From Operations and Non-GAAP Net Income
We define non-GAAP income from operations as GAAP loss from operations, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, restructuring charges and acquisition expenses.
We define non-GAAP net income as GAAP net loss, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, restructuring charges, amortization of acquired intangibles, acquisition expenses and income tax adjustments.
The following tables present a reconciliation of our GAAP loss from operations to our non-GAAP income from operations and our GAAP net loss to our non-GAAP net income for each of the periods presented (in thousands):
Non-GAAP Income from Operations

	Three Months Ended March 31,
	2026	2025
Loss from operations	$(8,060)	$(10,416)
Non-GAAP adjustments:
Stock-based compensation expense	43,921	51,664
Employer payroll taxes on employee stock transactions	757	1,199
Amortization of acquired intangibles	4,183	3,514
Restructuring charges	—	405
Acquisition expenses	155	—
Non-GAAP income from operations	$40,956	$46,366

Non-GAAP Net Income

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,810)	$(1,304)
Non-GAAP adjustments:
Stock-based compensation expense	43,921	51,664
Employer payroll taxes on employee stock transactions	757	1,199
Amortization of acquired intangibles	4,183	3,514
Restructuring charges	—	405
Acquisition expenses	155	—
Income tax adjustments	(11,996)	410
Non-GAAP net income	$32,210	$55,888

Free Cash Flow
We define free cash flow as net cash provided by operating activities, less purchases of property and equipment, and capitalized internal-use software costs. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash from our core operations after purchases of property and equipment and excluding the impact of non-recurring strategic and restructuring activities. Free cash flow is a measure to determine, among other things, cash available for strategic initiatives, including further investments in our business and potential acquisitions of businesses.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$62,389	$57,973
Less:
Purchases of property and equipment	(3,901)	(1,296)
Capitalized internal-use software	(3,379)	(2,772)
Free cash flow, including acquisition expenses and restructuring costs(1)	$55,828	$53,905
Net cash provided by (used in) investing activities	$(82,258)	$46,231
Net cash used in financing activities	$(55,529)	$(130,273)
(1) Free cash flow includes $0.7 million of acquisition expenses paid during the three months ended March 31, 2026 and $1.5 million of restructuring costs paid during the three months ended March 31, 2025.
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
Provision for (Benefit from) Income Taxes
We are subject to income taxes in U.S. states and in foreign jurisdictions. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions as well as non-deductible expenses, such as stock-based compensation, and changes in our valuation allowance.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$228,633	$196,273
Cost of revenue(1)	34,688	29,878
Gross profit	193,945	166,395
Operating expenses:
Research and development(1)	49,261	40,001
Sales and marketing(1)	112,317	89,158
General and administrative(1)	40,427	47,247
Restructuring charges	—	405
Total operating expenses	202,005	176,811
Loss from operations	(8,060)	(10,416)
Interest and other income, net	1,426	12,969
Income (loss) before income taxes	(6,634)	2,553
Provision for (benefit from) income taxes	(1,824)	3,857
Net loss	$(4,810)	$(1,304)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,618	$1,518
Research and development(1)	12,301	9,213
Sales and marketing	13,000	13,409
General and administrative(2)	17,002	27,524
Total stock-based compensation expense	$43,921	$51,664
(1)     Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs primarily granted to the Executive Chairman of $11.3 million for the three months ended March 31, 2025.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	15	15
Gross profit	85	85
Operating expense:
Research and development	22	20
Sales and marketing	49	45
General administrative	18	25
Restructuring charges	—	—
Total operating expenses	89	90
Loss from operations	(4)	(5)
Interest and other income, net	1	6
Income (loss) before income taxes	(3)	1
Provision for (benefit from) income taxes	(1)	2
Net loss	(2)%	(1)%
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	$226,513	$194,193	$32,320	17%
Professional services	2,120	2,080	40	2%
Total revenue	$228,633	$196,273	$32,360	16%
Revenue increased by $32.4 million, or 16%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Of the total increase in revenue, approximately $14.2 million was attributable to revenue from existing customers as of March 31, 2025, net of contraction and churn, and approximately $18.2 million was attributable to revenue from new customers acquired during the three months ended March 31, 2026, net of contraction and churn.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$34,688	$29,878	$4,810	16%
Gross Margin	85%	85%
Cost of revenue increased by $4.8 million, or 16%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by a $2.5 million increase in third-party hosting costs and cloud software fees, which was driven by the increased capacity and volume required to support new customers. Additionally, the increase was driven by $0.9 million in amortization of internally capitalized software and $0.7 million in personnel-related costs, primarily due to annual compensation adjustment. Our gross margin remained flat at 85% for the three months ended March 31, 2026 and 2025.
Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$49,261	$40,001	$9,260	23%
Sales and marketing	112,317	89,158	23,159	26%
General and administrative	40,427	47,247	(6,820)	(14)%
Restructuring charges	—	405	(405)	(100)%
Total operating expenses	$202,005	$176,811	$25,194	14%
The $25.2 million or 14%, increase in our operating expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily driven by higher personnel related costs due to annual compensation adjustments and marketing sponsorship costs, partially offset by lower stock-based compensation expense from the departure of our former Executive Chairman in December 2025.
Research and Development
Research and development expense increased by $9.3 million, or 23%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by increases of $3.6 million in personnel-related costs primarily due to annual compensation adjustments, $3.1 million in stock-based compensation, $1.0 million in professional service fees, $1.0 million in software licensing fees and web hosting costs for product development.
Sales and Marketing
Sales and marketing expense increased by $23.2 million, or 26%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to increases in personnel-related costs of $12.7 million primarily from higher headcount and annual compensation adjustment, $6.7 million in marketing sponsorship costs, $1.4 million in reseller commissions and $1.1 million in software license fees.
General and Administrative
General and administrative expense decreased by $6.8 million, or 14%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by a decrease of $10.5 million in stock-based compensation expense primarily due to the departure of our former Executive Chairman in December 2025; partially offset by increases of $2.7 million in personnel-related costs primarily due to annual compensation adjustments.
Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest income	$7,022	$11,294	$(4,272)	(38)%
Other income (expense), net	(5,596)	1,675	(7,271)	*
Interest and other income, net	$1,426	$12,969	$(11,543)	(89)%
*not meaningful

Interest income decreased by $4.3 million, or 38%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to reduction in average balances held in our marketable securities portfolios used for share repurchases and decrease in interest rates.
Other income (expense), net changed by $7.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a $7.1 million foreign exchange loss during the period, mostly from unfavorable changes in foreign exchange rates in Indian rupee against the U.S. dollar.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(1,824)	$3,857	$(5,681)	*
*not meaningful

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended March 31, 2026 and 2025, we recorded a provision for (benefit from) income taxes of $(1.8) million and $3.9 million on income (loss) before taxes of $(6.6) million and $2.6 million, respectively. The decrease in the provision for income taxes for the three months ended March 31, 2026, was largely driven by a pre-tax loss in the current quarter compared to pre-tax income in the corresponding quarter of 2025. In addition, following the release of the valuation allowance on U.S. federal and state deferred tax assets in the fourth quarter of 2025, we are able to recognize tax benefits associated with pre-tax losses incurred in 2026.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant changes to the U.S. tax code, including the immediate expensing of U.S. research and development costs, the immediate expensing of certain capital expenditures, and other tax code changes effective beginning in 2026, which were not material to our tax expense.
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $548.2 million and marketable securities of $231.1 million, which were primarily held for working capital resources.
As of March 31, 2026, we had an accumulated deficit of $3.6 billion. Our operating activities resulted in cash inflows of $62.4 million for the three months ended March 31, 2026. In May 2026, we committed to a restructuring plan that is expected to incur charges in the second quarter of 2026, consisting primarily of cash expenditures for separation-related payments, employee benefits and related costs. See Note 14—Subsequent Events.
Our material cash requirements from known contractual obligations consist primarily of our obligations under operating leases for office space and contractual obligations for third-party cloud infrastructure See Note 7 — Leases and Note 8 — Commitments and Contingencies for additional discussion of our principal contractual commitments.
In February 2026, our board of directors approved the share repurchase program, which authorized the repurchase of up to $400 million of our outstanding Class A common stock. For the three months ended March 31, 2026, we repurchased a total of 5.7 million shares of Class A common stock under this program in open market transactions for an aggregate purchase price of $45.4 million. As of March 31, 2026, $354.6 million remained available for future share repurchases under the current program.
As of March 31, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$62,389	$57,973
Net cash used in investing activities	(82,258)	46,231
Net cash used in financing activities	(55,529)	(130,273)
Cash Flows from Operating Activities
Net cash provided by operating activities of $62.4 million for the three months ended March 31, 2026 reflects our net loss of $4.8 million, adjusted for non-cash items such as stock-based compensation of $43.9 million, amortization of deferred contract acquisition costs of $8.6 million, depreciation and amortization of $7.9 million, non-cash lease expense of $2.9 million and $7.8 million of other items, primarily related to foreign currency gains and losses; offset by $5.9 million change in deferred tax provision and $0.9 million from discount amortization of marketable securities. Additionally, net cash inflows from changes in operating assets and liabilities were $2.9 million. The net cash inflows from changes in operating assets and liabilities were primarily due to a decrease of $24.9 million in accounts receivable and increases of $6.9 million in accounts payable and $1.0 million in deferred revenue; offset by increases of $12.6 million in prepaid expenses and other assets, $10.2 million in deferred contract acquisition costs, and decreases of $3.7 million in operating lease liabilities and $3.4 million in accrued expenses and other liabilities.
Net cash provided by operating activities of $58.0 million for the three months ended March 31, 2025 reflects our net loss of $1.3 million, adjusted for non-cash items such as stock-based compensation of $51.7 million, amortization of deferred contract acquisition costs of $7.6 million, depreciation and amortization of $6.4 million and non-cash lease expense of $2.3 million; offset by $1.9 million from discount amortization of marketable securities and $0.5 million from changes in deferred income taxes. Additionally, net cash outflows from changes in operating assets and liabilities were $6.3 million. The net cash outflows from changes in operating assets and liabilities were due to an increase of $15.3 million in prepaid expenses and other assets, an increase of $8.7 million in deferred contract acquisition costs; offset by a decrease of $10.6 million in accounts receivable and an increase of $7.0 million in deferred revenue.
Cash Flows from Investing Activities
Net cash used in investing activities of $82.3 million for the three months ended March 31, 2026 consisted of $56.9 million paid for business combinations, net of cash acquired, $18.1 million in purchases of marketable securities, net of maturities, $3.9 million in purchases of property and equipment, which primarily include construction and improvements at our major offices, and $3.4 million in capitalized internal-use software.
Net cash provided by investing activities of $46.2 million for the three months ended March 31, 2025 consisted of $50.3 million in maturities and redemptions of marketable securities, net of purchases; offset by $2.8 million in capitalized internal-use software and $1.3 million in purchases of property and equipment.

Cash Flows from Financing Activities
Net cash used in financing activities of $55.5 million for the three months ended March 31, 2026 consisted of $48.4 million cash paid to repurchase shares of our common stock and $7.2 million in payment of withholding taxes on net share settlement of equity awards.
Net cash used in financing activities of $130.3 million for the three months ended March 31, 2025 consisted of $113.6 million cash paid to repurchase shares of our common stock and $16.7 million in payment of withholding taxes on net share settlement of equity awards.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue, costs and expenses, and related disclosures during the applicable periods. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis.
There have been no changes to our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 26, 2026.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our condensed consolidated statements of operations. Our condensed consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian rupee, British pound and euro, and may be adversely affected in the future due to changes in foreign exchange rates. Based on a sensitivity analysis we have performed as of March 31, 2026, a hypothetical 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would result in a gain or loss of approximately $13.9 million.
To reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of March 31, 2026, the total notional amount of outstanding designated foreign currency forward contracts was $84.0 million. The fair value of derivative assets and liabilities as of March 31, 2026, and all related unrealized and realized gains and losses during the three months ended March 31, 2026 and 2025 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds and commercial paper. We had cash and cash equivalents of $548.2 million and marketable securities of $231.1 million as of March 31, 2026. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of March 31, 2026, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash and cash equivalents and marketable securities.
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
ITEM 1A. RISK FACTORS
You should carefully consider the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 26, 2026 as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. These identified risks and uncertainties may have a material adverse effect on our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also become important factors that affect our business. There have been no material changes from the risks and uncertainties previously disclosed under the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
Stock repurchase activity during the three months ended March 31, 2026 was as follows (in thousands, except number of shares and average price paid per share):

Period by fiscal month	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares repurchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	$—	—	$400,000
March 1, 2026 - March 31, 2026	5,697,636	$7.97	5,697,636	$354,592
Total	5,697,636		5,697,636
(1) All of the shares purchased during the three months ended March 31, 2026 were acquired pursuant to our publicly announced share repurchase program described in footnote 3 below.
(2) The average price paid per share includes brokerage commissions and excludes excise tax.
(3) On February 26, 2026, we publicly announced that our board of directors had approved a share repurchase program, which authorized the repurchase of up to $400 million of our outstanding Class A common stock. Under the repurchase program, which is now completed, we were authorized to repurchase shares of our outstanding Class A common stock from time to time in the open market, through privately negotiated transactions and/or other means in compliance with the Exchange Act and the rules and regulations thereunder. We were authorized to structure open market repurchases in accordance with the requirements of Rule 10b-18 under the Exchange Act and to enter into Rule 10b5-1 plans to facilitate repurchases of shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company's securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as set forth in the table below.

Name	Title	Action	Adoption Date	Expiration Date	Total number of shares of Class A common stock to be sold
Philippa Lawrence	Chief Accounting Officer	Adoption (1)	March 20, 2026	March 30, 2027	Up to 212,209 shares(2)
Jennifer Taylor	Director	Adoption (1)	March 20, 2026	January 2, 2027	Up to 6,618 shares
Ian Tickle	Chief Revenue Officer	Adoption	March 18, 2026	December 31, 2026	Up to 209,434 shares (3)
(1) Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).
(2) The shares that may be sold under the Rule 10b5-1 trading plan include (i) up to 62,201 shares of our Class A Common Stock currently owned by Ms. Lawrence, (ii) all shares to be acquired by Ms. Lawrence under the Company's Employee Stock Purchase Plan on or prior to November 15, 2026, and (iii) up to 150,008 shares of our Class A Common Stock that are subject to restricted stock unit awards previously granted to Ms. Lawrence that may vest and be released to Ms. Lawrence on or prior to March 1, 2027 (subject to the satisfaction of the applicable service-based vesting conditions). The actual number of shares that will be released to Ms. Lawrence pursuant to the restricted stock unit awards and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable. The actual number of shares that will be subject to the Rule 10b5-1 trading plan is not yet determinable.
(3) The shares that may be sold under the Rule 10b5-1 trading plan include (i) up to 74,000 shares of our Class A Common Stock currently owned by Mr. Tickle, and (ii) up to 135,434 shares of our Class A Common Stock that are subject to restricted stock unit awards previously granted to Mr. Tickle that may vest and be released to Mr. Tickle on or prior to October 6, 2026 (subject to the satisfaction of the applicable service-based vesting conditions). The actual number of shares that will be released to Mr. Tickle pursuant to the restricted stock unit awards and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable. The actual number of shares that will be subject to the Rule 10b5-1 trading plan is not yet determinable.

ITEM 6. EXHIBITS
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40806	3.1	September 24, 2021
3.2	Amended and Restated Bylaws.	S-1/A	333-259118	3.4	September 13, 2021
10.1	Freshworks, Inc. Cash Incentive Plan (as amended on January 17, 2026)	10-K	001-40806	10.20	February 26, 2026
10.2	Non-Employee Director Compensation Program; Effective January 1, 2026	10-K	001-40806	10.24	February 26, 2026
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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

Freshworks Inc.

Date:	May 5, 2026	By:	/s/ Dennis Woodside
Dennis Woodside
Chief Executive Officer and President (Principal Executive Officer)

Date:	May 5, 2026	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2026	By:	/s/ Philippa Lawrence
Philippa Lawrence
Chief Accounting Officer (Principal Accounting Officer)