Form 10-Q
period 2026-06-30
Freshworks Inc.
filed 2026-08-04
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒
As of July 30, 2026, the number of shares of the registrant’s Class A common stock outstanding was 236,959,436 and the number of shares of the registrant’s Class B common stock outstanding was 23,961,336.

FRESHWORKS INC.

As used in this report, the terms “Freshworks,” “registrant,” “we,” “us,” and “our” mean Freshworks Inc. and its subsidiaries unless the context indicates otherwise.
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$494,665	$569,774
Restricted cash, current	1,154	62,374
Marketable securities	169,442	211,597
Accounts receivable, net of allowance of $10,538 and $10,809	137,678	150,817
Deferred contract acquisition costs	32,105	29,830
Prepaid expenses and other current assets	66,866	72,774
Total current assets	901,910	1,097,166
Property and equipment, net	46,387	38,843
Operating lease right-of-use assets	32,264	39,893
Deferred contract acquisition costs, noncurrent	28,661	27,179
Goodwill	198,010	146,676
Intangible assets, net	92,473	76,986
Deferred tax assets	174,047	157,466
Other assets	16,716	18,503
Total assets	$1,490,468	$1,602,712
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,902	$11,507
Accrued liabilities	105,290	101,202
Deferred revenue	400,469	385,320
Total current liabilities	532,661	498,029
Operating lease liabilities, non-current	25,565	33,282
Other liabilities	36,299	38,751
Total liabilities	594,525	570,062
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized; 238,848,283 and 248,359,124 shares issued and outstanding	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized; 23,961,336 and 35,067,987 shares issued and outstanding	1	1
Additional paid-in capital	4,451,395	4,586,392
Accumulated other comprehensive loss	(1,730)	(1,591)
Accumulated deficit	(3,553,725)	(3,552,154)
Total stockholders' equity	895,943	1,032,650
Total liabilities and stockholders' equity	$1,490,468	$1,602,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$237,377	$204,678	$466,010	$400,951
Cost of revenue	36,096	31,142	70,784	61,020
Gross profit	201,281	173,536	395,226	339,931
Operating expenses:
Research and development	43,815	39,943	93,076	79,944
Sales and marketing	106,450	95,223	218,767	184,381
General and administrative	37,924	47,026	78,351	94,273
Restructuring charges	7,032	—	7,032	405
Total operating expenses	195,221	182,192	397,226	359,003
Income (loss) from operations	6,060	(8,656)	(2,000)	(19,072)
Interest and other income, net	4,204	12,547	5,630	25,516
Income before income taxes	10,264	3,891	3,630	6,444
Provision for income taxes	7,025	5,630	5,201	9,487
Net income (loss)	$3,239	$(1,739)	$(1,571)	$(3,043)

Weighted-average shares used in calculating net income (loss) per share:
Basic	271,951	294,435	277,612	297,839
Diluted	272,988	294,435	277,612	297,839
Net income (loss) per share - basic and diluted
Basic	$0.01	$(0.01)	$(0.01)	$(0.01)
Diluted	$0.01	$(0.01)	$(0.01)	$(0.01)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$3,239	$(1,739)	$(1,571)	$(3,043)
Other comprehensive income (loss):
Change in unrealized gain or loss on marketable securities	(33)	(433)	(257)	(747)
Net change on cash flow hedges	1,953	(73)	118	1,187
Total other comprehensive income (loss)	1,920	(506)	(139)	$440
Comprehensive income (loss)	$5,159	$(2,245)	$(1,710)	$(2,603)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of March 31, 2026	278,982	$3	$4,579,812	$(3,650)	$(3,556,964)	$1,019,201
Issuance of common stock upon exercise of stock options	4	—	2	—	—	2
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,767	—	(9,390)	—	—	(9,390)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	403	—	3,061	—	—	3,061
Repurchase and retirement of common stock, including excise tax	(18,346)	—	(160,392)	—	—	(160,392)
Stock-based compensation	—	—	38,302	—	—	38,302
Other comprehensive income (loss)	—	—	—	1,920	—	1,920
Net income (loss)	—	—	—	—	3,239	3,239
Balances as of June 30, 2026	262,810	$3	$4,451,395	$(1,730)	$(3,553,725)	$895,943

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of March 31, 2025	298,380	$3	$4,798,400	$608	$(3,737,181)	$1,061,830
Issuance of common stock upon exercise of stock options	43	—	14	—	—	14
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,519	—	(13,638)	—	—	(13,638)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	281	—	3,307	—	—	3,307
Repurchase and retirement of common stock, including excise tax	(8,181)	—	(114,683)	—	—	(114,683)
Stock-based compensation	—	—	50,057	—	—	50,057
Other comprehensive income	—	—	—	(506)	—	(506)
Net loss	—	—	—	—	(1,739)	(1,739)
Balances as of June 30, 2025	292,042	$3	$4,723,457	$102	$(3,738,920)	$984,642
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2025	283,427	$3	$4,586,392	$(1,591)	$(3,552,154)	$1,032,650
Issuance of common stock upon exercise of stock options	4	—	2	—	—	2
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	3,020	—	(16,901)	—	—	(16,901)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	403	—	3,061	—	—	3,061
Repurchase and retirement of common stock, including excise tax	(24,044)	—	(206,132)	—	—	(206,132)
Stock-based compensation	—	—	84,973	—	—	84,973
Other comprehensive loss	—	—	—	(139)	—	(139)
Net loss	—	—	—	—	(1,571)	(1,571)
Balances as of June 30, 2026	262,810	$3	$4,451,395	$(1,730)	$(3,553,725)	$895,943

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2024	303,382	$3	$4,874,133	$(338)	$(3,735,877)	$1,137,921
Issuance of common stock and options in connection with acquisition	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	189	—	62	—	—	62
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	3,103	—	(30,392)	—	—	(30,392)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	281	—	3,307	—	—	3,307
Repurchase and retirement of common stock	(14,913)	—	(226,660)	—	—	(226,660)
Stock-based compensation	—	—	103,007	—	—	103,007
Other comprehensive income	—	—	—	440	—	440
Net loss	—	—	—	—	(3,043)	(3,043)
Balances as of June 30, 2025	292,042	$3	$4,723,457	$102	$(3,738,920)	$984,642

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(1,571)	$(3,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,126	12,641
Amortization of deferred contract acquisition costs	17,533	15,431
Non-cash lease expense	5,608	4,623
Stock-based compensation	81,770	100,944
Discount amortization on marketable securities	(1,244)	(3,694)
Deferred income taxes	(2,641)	(459)
Other	9,390	470
Changes in operating assets and liabilities:
Accounts receivable	14,577	6,981
Deferred contract acquisition costs	(21,290)	(18,758)
Prepaid expenses and other assets	(10,269)	(22,689)
Accounts payable	15,568	3,280
Accrued and other liabilities	(5,749)	7,813
Deferred revenue	9,456	15,439
Operating lease liabilities	(6,352)	(2,415)
Net cash provided by operating activities	120,912	116,564
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,942)	(1,676)
Proceeds from sale of property and equipment	8	40
Capitalized internal-use software	(4,850)	(7,448)
Purchases of marketable securities	(273,825)	(347,206)
Maturities and redemptions of marketable securities	316,896	359,679
Business combination, net of cash acquired	(56,913)	—
Net cash provided by (used in) investing activities	(27,626)	3,389
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan, net	3,061	3,307
Proceeds from exercise of stock options	2	62
Payment of withholding taxes on net share settlement of equity awards	(16,986)	(30,460)
Repurchase of common stock	(207,411)	(227,196)
Net cash used in financing activities	(221,334)	(254,287)

Effects of exchange rate changes on cash, cash equivalents and restricted cash	(8,383)	—

Net decrease in cash, cash equivalents and restricted cash	(136,431)	(134,334)
Cash, cash equivalents and restricted cash, beginning of period	632,250	620,405
Cash, cash equivalents and restricted cash, end of period	$495,819	$486,071

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$494,665	$485,970
Restricted cash included in prepaid expenses and other current assets	1,154	—
Restricted cash included in other assets	—	101
Total cash, cash equivalents and restricted cash	$495,819	$486,071

Supplemental cash flow information:
Cash paid for taxes	$5,374	$7,146
Non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$1,019	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of modifications	—	90
Stock-based compensation capitalized as internal-use software	1,165	1,713
Accrued excise tax on share repurchases	1,682	1,305
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
The accompanying interim condensed consolidated financial statements of Freshworks Inc. and its subsidiaries (we, us, and our) and the related notes are unaudited. These unaudited interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our financial position as of June 30, 2026 and our results of operations and cash flows for the three and six months ended June 30, 2026 and 2025. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
There were no customers that individually exceeded 10% of our revenue for the three and six months ended June 30, 2026 and 2025 or that represented 10% or more of our consolidated accounts receivable balance as of June 30, 2026.
We primarily rely upon our third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of its services. Any disruption of this cloud infrastructure partner would impact our operations and our business could be adversely impacted.
Significant Accounting Policies
Our significant accounting policies are described in the Annual Report on Form 10-K for the year ended December 31, 2025. Except for the updated policy regarding credit losses described below, there have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three and six months ended June 30, 2026.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results, and clarifies the form and content requirements applicable to interim financial statements. ASU 2025-11 will be effective for our interim periods starting January 1, 2028, with early adoption permitted. This guidance is only related to disclosure and is not expected to have a significant impact on our consolidated financial statements.
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
2. Cash Equivalents and Investments
Cash equivalents and available-for-sale debt securities consisted of the following as of the periods presented below (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$258,285	$—	$—	$258,285
U.S. treasury securities	28,705	—	—	28,705
U.S. government agency securities	100,916	—	(5)	100,911
Commercial paper	54,873	—	—	54,873
Total cash equivalents	442,779	—	(5)	442,774
Debt securities:
U.S. treasury securities	20,556	1	(29)	20,528
U.S. government agency securities	8,691	—	(23)	8,668
Corporate debt securities	12,976	2	(13)	12,965
Commercial paper	1,000	—	—	1,000
Certificates of deposit	126,281	—	—	126,281
Total debt securities	169,504	3	(65)	169,442
Total cash equivalents and debt securities	$612,283	$3	$(70)	$612,216

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$120,923	$—	$—	$120,923
U.S. treasury securities	100,235	16	—	100,251
U.S. government agency securities	26,168	3	(1)	26,170
Corporate debt securities	47,466	—	—	47,466
Fixed deposits	129,875	—	—	129,875
Total cash equivalents	424,667	19	(1)	424,685
Debt securities:
U.S. treasury securities	131,286	102	(9)	131,379
U.S. government agency securities	30,868	40	—	30,908
Corporate debt securities	36,878	69	(6)	36,941
Commercial paper	12,369	—	—	12,369
Total debt securities	211,401	211	(15)	211,597
Total cash equivalents and debt securities	$636,068	$230	$(16)	$636,282
The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of the periods presented below (in thousands):

	June 30, 2026
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$12,523	$(28)	$5,001	$(1)	$17,524	$(29)
U.S. government agency securities	8,668	(23)	—	—	8,668	(23)
Corporate debt securities	9,455	(13)	—	—	9,455	(13)
Total	$30,646	$(64)	$5,001	$(1)	$35,647	$(65)

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$21,500	$(9)	$—	$—	$21,500	$(9)
Corporate debt securities	7,495	(6)	—	—	7,495	(6)
Total	$28,995	$(15)	$—	$—	$28,995	$(15)
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	June 30, 2026
	Amortized Cost	Fair Value
Due within one year	$164,745	$164,709
Due after one year but within five years	4,759	4,733
Total	$169,504	$169,442
Accrued interest receivable of $0.7 million and $1.5 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025, respectively.

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
We did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of June 30, 2026 and December 31, 2025.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of the periods presented below (in thousands):

	June 30, 2026
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$258,285	$—	$258,285
U.S. treasury securities	28,705	—	28,705
U.S. government agency securities	—	100,911	100,911
Commercial paper	—	54,873	54,873
Marketable securities:
U.S. treasury securities	20,528	—	20,528
U.S. government agency securities	—	8,668	8,668
Corporate debt securities	—	12,965	12,965
Commercial paper	—	1,000	1,000
Certificates of deposit	—	126,281	126,281
Total financial assets	$307,518	$304,698	$612,216

	December 31, 2025
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$120,923	$—	$120,923
U.S. treasury securities	100,251	—	100,251
U.S. government agency securities	—	26,170	26,170
Commercial paper	—	47,466	47,466
Fixed deposits	—	129,875	129,875
Marketable securities:
U.S. treasury securities	131,379	—	131,379
U.S. government agency securities	—	30,908	30,908
Corporate debt securities	—	36,941	36,941
Commercial paper	—	12,369	12,369
Total financial assets	$352,553	$283,729	$636,282
The fair value of derivative assets and liabilities as of June 30, 2026, and all related unrealized and realized gains and losses during the three and six months ended June 30, 2026 and 2025, were not material. As of June 30, 2026 and December 31, 2025, the total notional amount of outstanding designated foreign currency forward contracts was $72.5 million and $86.7 million, respectively.

4. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of the periods presented below (in thousands):

	June 30, 2026	December 31, 2025
Computers	$20,038	$18,835
Capitalized internal-use software	59,259	53,245
Office equipment	10,530	7,887
Furniture and fixtures	11,210	9,518
Motor vehicles	207	267
Leasehold improvements	12,727	8,994
Construction in progress	197	269
Total property and equipment	114,168	99,015
Less: accumulated depreciation and amortization	(67,781)	(60,172)
Property and equipment, net	$46,387	$38,843
The following table summarizes depreciation expense and internal-use software capitalization and amortization during the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capitalization of costs associated with internal-use software	$1,924	$5,697	$6,013	$9,161
Amortization expense of capitalized internal-use software	2,712	1,634	5,219	3,274
Depreciation expense	$1,322	$1,138	$2,495	$2,345

As of June 30, 2026 and December 31, 2025, the net carrying value of capitalized internal-use software was $26.9 million and $26.1 million, respectively.
Accrued Liabilities
The following table summarizes accrued liabilities as of the periods presented below (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$23,901	$28,233
Acquisition-related liabilities	9,043	—
Accrued third-party cloud infrastructure expenses	2,000	5,922
Accrued reseller commissions	14,267	11,512
Accrued advertising and marketing expenses	7,724	7,835
Advanced payments from customers	6,791	6,097
Accrued taxes	17,456	14,499
Operating lease liabilities, current	9,029	9,221
Contributions withheld for employee stock purchase plan	835	1,198
Income tax payable	1,804	3,571
Other accrued expenses	12,440	13,114
Total accrued liabilities	$105,290	$101,202
Noncurrent liabilities include $19.1 million and $21.1 million of long term accrued compensation as of June 30, 2026 and December 31, 2025, respectively.
5. Business Combinations
On January 1, 2026, we acquired all outstanding shares of FireHydrant, Inc., an incident management software company, for $88.7 million in cash, including $4.3 million of cash acquired, to expand its IT service and operations portfolio. As of June 30, 2026, $9.0 million in unpaid indemnity and purchase price adjustment holdbacks were recorded within accrued liabilities in our condensed consolidated balance sheets. The purchase price is subject to customary post-closing adjustments and conditions.
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

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

Amount
(in thousands)
Assets acquired:
Cash and cash equivalents	$4,349
Other current assets	1,928
Customer relationship	13,200
Developed technology	10,700
Goodwill	51,334
Deferred tax assets	14,399
Total	$95,910
Liabilities assumed:
Current liabilities	$7,173
Total	$7,173

Total purchase price consideration	$88,737
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
The Company expects to finalize the purchase price allocation, including any related post-closing adjustments to deferred tax provisions, within the measurement period, but not later than one year from the acquisition date. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the acquisition date and are considered preliminary pending finalization of the valuation pertaining to deferred tax assets and liabilities assumed.
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

6. Goodwill and Intangible Assets, Net
The change in the carrying amounts of goodwill during the six months ended June 30, 2026 is presented below (in thousands):

Balance as of December 31, 2025	$146,676
Goodwill acquired (Note 5)	51,334
Balance as of June 30, 2026	$198,010
Acquired intangible assets consist of developed technology, customer relationships and trademarks and are amortized on a straight-line basis over their estimated useful lives.
The following tables summarize acquired intangible assets as of the periods presented below:

	June 30, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$51,896	$(21,828)	$30,068	4.8
Customer relationships	82,400	(19,995)	62,405	6.1
Trademarks	700	(700)	—	—
Total	$134,996	$(42,523)	$92,473

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$41,196	$(18,535)	$22,661	4.4
Customer relationships	69,200	(14,875)	54,325	6.4
Trademarks	700	(700)	—	—
Total	$111,096	$(34,110)	$76,986

Amortization of acquired intangible assets is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,655	$1,275	$3,292	$2,536
Sales and marketing	2,574	2,233	5,120	4,486
Total amortization expense	$4,229	$3,508	$8,412	$7,022
As of June 30, 2026, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2026	$8,552
2027	16,965
2028	17,011
2029	16,965
2030	14,052
Thereafter	18,928
Total future amortization	$92,473
7. Leases
We have operating leases primarily for rented office space. The leases have remaining lease terms of one to six years, some of which include options to extend the lease for up to an additional six years. Our leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$3,451	$3,181	$7,207	$6,289
Short-term lease cost	327	153	683	283
Variable lease cost	1,018	1,228	1,977	2,531
Total lease cost	$4,796	$4,562	$9,867	$9,103
The weighted-average remaining term of our operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	June 30, 2026	June 30, 2025
Weighted-average remaining lease term (in years)	3.6	3.9
Weighted-average discount rate	8.0%	8.9%

The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Cash Flow Information:	2026	2025	2026	2025
Cash payments included in the measurement of operating lease liabilities, net of tenant allowance receipts	$3,390	$3,715	$6,687	$4,752
As of June 30, 2026, maturities of the operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2026	$5,263
2027	12,036
2028	11,042
2029	5,942
2030	3,492
Thereafter	2,503
Total lease payments	40,278
Less: imputed interest	(5,684)
Present value of operating lease liabilities	$34,594
As of June 30, 2026, there were $6.4 million future payments related to signed leases that have not yet commenced.
8. Commitments and Contingencies
Other Contractual Commitments
Our other contractual commitments primarily consist of third-party cloud infrastructure agreements, service subscription purchase arrangements used to support operations at the enterprise level, and sponsorship arrangement to promote our brand and services. As of June 30, 2026, other contractual commitments totaling $199.6 million remain outstanding under these agreements through 2029.
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
We record revenue net of sales or value-added taxes.
Disaggregation of Revenue
The following table summarizes revenue by our product and service offerings during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription services, software licenses and maintenance	234,588	$201,982	$461,101	$396,175
Professional services	2,789	2,696	4,909	4,776
Total revenue	$237,377	$204,678	$466,010	$400,951
See Note 10 for revenue by geographic location.

Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables primarily represent revenue recognized in excess of billings from non-cancellable multi-year contract arrangements. As of June 30, 2026 and December 31, 2025, we had $8.3 million and $9.8 million of unbilled receivables, respectively. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets.
Deferred revenue consists of customer billings in excess of revenue being recognized. As of June 30, 2026 and December 31, 2025, non-current deferred revenue of $2.9 million and $3.1 million, respectively, was included in other liabilities on the condensed consolidated balance sheet.
Revenue recognized during the three months ended June 30, 2026 and 2025 from amounts included in deferred revenue at the beginning of these periods was $178.2 million and $152.1 million, respectively. Revenue recognized during the six months ended June 30, 2026 and 2025 from amounts included in deferred revenue at the beginning of these periods was $280.2 million and $243.8 million, respectively.
The aggregate balance of remaining performance obligations as of June 30, 2026 was $680.6 million. We expect to recognize $493.3 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.
Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$58,639	$49,761	$57,009	$48,640
Add: Contract costs capitalized during the period	11,093	10,054	21,290	18,758
Less: Amortization of contract costs during the period	(8,966)	(7,848)	(17,533)	(15,431)
Balance at end of the period	$60,766	$51,967	$60,766	$51,967
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

Revenue by geographic location is determined based on the customers' billing address. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$112,313	$95,140	$219,853	$186,611
Europe, Middle East and Africa	91,163	79,279	179,790	155,089
Asia Pacific	26,965	24,704	52,830	48,058
Other	6,936	5,555	13,537	11,193
Total revenue	$237,377	$204,678	$466,010	$400,951
Revenue from North America consists primarily of revenue from the United States. For the three months ended June 30, 2026 and 2025, revenue generated from the United States was approximately $100.8 million and $86.1 million, or approximately 42% and 42% of total consolidated revenue, respectively. For the six months ended June 30, 2026 and 2025, revenue generated from the United States was $197.3 million and $168.5 million, or 42% and 42% of total consolidated revenue, respectively.
The United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $30.7 million and $27.2 million, or approximately 13% and 13% of total consolidated revenue for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, revenue generated from the United Kingdom was $60.9 million and $54.3 million, or approximately 13% and 14% of the total consolidated revenue, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic information (in thousands):

	June 30, 2026	December 31, 2025
North America	$43,205	$39,747
Europe, Middle East and Africa	5,247	6,383
Asia Pacific	30,199	32,606
Total long-lived assets	$78,651	$78,736
Long-lived assets in North America are primarily located in the United States, and long-lived assets in Asia Pacific are primarily located in India.
11. Stockholders' Equity and Stock-Based Compensation
Share Repurchase
In November 2024, our board of directors (the Board) approved a share repurchase program ("2024 Share Repurchase Program"), which authorized the repurchase of up to $400 million of our outstanding Class A common stock. During the three and six months ended June 30, 2025 we repurchased a total of 8,180,399 shares and 14,912,789 shares of Class A common stock, respectively, under the 2024 Share Repurchase Program in open market transactions for an aggregate purchase price of $113.6 million and 225.4 million, resulting in an average price of $13.89 per share and $15.11 per share, respectively. The 2024 Share Repurchase Program was completed during the year ended December 31, 2025.
In February 2026, the Board approved another share repurchase program ("2026 Share Repurchase Program"), which authorized the repurchase of up to $400.0 million of our outstanding Class A common stock. During the three and six months ended June 30, 2026 we repurchased a total of 18,345,885 shares and 24,043,521 shares of Class A common stock, respectively, under the 2026 Share Repurchase Program in open market transactions for an aggregate purchase price of $159.0 million and $204.5 million, resulting in an average price of $8.67 and $8.50 per share, respectively, excluding any excise taxes. As of June 30, 2026, $195.5 million remained available for future repurchases under the 2026 Share Repurchase Program.

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
Shares of common stock reserved for future issuance were as follows (in thousands):

June 30, 2026
2021 Equity Incentive Plan(1)	91,578
2022 Inducement Plan	7,066
2021 Employee Stock Purchase Plan	17,843
Total shares of common stock reserved for issuance	116,487
(1)Outstanding shares include the 2026 Executive PRSUs as discussed below, based on 100% achievement of target performance.

2021 Employee Stock Purchase Plan
Under the ESPP, the price at which common stock is purchased is equal to 85% of the fair market value of a share of our common stock on the first day of the offering period or the applicable purchase date, whichever is lower. The fair market value of common stock will generally be the closing sales price on the determination date. The ESPP provides an offering period of 24 months, with four purchase periods that are generally six months long and end on May 15 and November 15 of each year. The following table summarizes the information on shares purchased under the ESPP:

	Three and Six Months Ended June 30,
	2026	2025
Net shares issued under ESPP(1)	403,394	208,870
Weighted average purchase price	$7.62	$11.84
Aggregate net proceeds (in millions)	$3.1	$3.3
(1)     Net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the United States.

The ESPP also includes a reset provision for the purchase price if the fair market value of a share of our common stock on the first day of any purchase period is less than or equal to the fair market value of a share of our common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Stock Based Compensation, with the modification charge recognized on a straight-line basis over the new offering period. Historically and during this quarter, the reset provision has been triggered by stock price declines, and the resulting modifications have not been material on our stock-based compensation expense.

Stock-based compensation expense related to the ESPP was $1.0 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $2.0 million each for the six months ended June 30, 2026 and 2025, respectively.
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

Three and Six Months Ended June 30,
Valuation Assumption Inputs	2026	2025
Expected term (in years)	0.5 - 2.0	0.5 - 1.0
Stock price volatility	45.0% - 54.1%	48.2% - 48.5%
Risk-free interest rate	3.77% - 4.07%	4.13% - 4.30%
Dividend yield	—%	—%
Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock on the date of grant, have a 10-year contractual term, and vest over a four-year period.
Stock option activity for the six months ended June 30, 2026 is as follows (in thousands, except per share data):

Share Information:	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of December 31, 2025	2,332	$11.32	7.1	$4,650
Stock options exercised	(4)	$0.40
Balance as of June 30, 2026	2,328	$11.33	6.6	$3,511
Options vested and expected to vest as of June 30, 2026	2,328	$11.33	6.6	$3,511
Options exercisable as of June 30, 2026	2,214	$11.22	6.6	$3,511
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of our common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Restricted Stock Units
RSUs are granted at fair market value as of the date of the grant and typically vest over a four-year period.

RSU activity, which includes PRSUs, during the six months ended June 30, 2026 was as follows:

Share Information:	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested, as of December 31, 2025	21,936	$14.98
Granted	20,155	$11.00
Vested (1)	(4,852)	$14.95
Forfeited/Cancelled	(6,155)	$13.50
Unvested, as of June 30, 2026	31,084	$12.70
(1) During the six months ended June 30, 2026, total shares that vested were 4.9 million, of which 1.8 million were withheld for tax purposes.

The total fair value of vested RSUs during the three months ended June 30, 2026 and 2025 was $41.1 million and $50.4 million, respectively. For the six months ended June 30, 2026 and 2025, the total fair value of vested RSUs was $72.5 million and $106.0 million, respectively.
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
The fair value of each PRSU is based on the fair value of our common stock on the date of grant. Stock-based compensation associated with the Executive PRSUs is recognized using the accelerated attribution method over the requisite service period, based on our periodic assessment of the probability that the performance will be achieved. During the three months ended June 30, 2026 and 2025, we recognized $3.6 million and $2.5 million of stock-based compensation expense related to Executive PRSUs, respectively. For the six months ended June 30, 2026 and 2025, we recognized $7.5 million and $4.4 million of stock-based compensation expense related to the Executive PRSUs, respectively.
Stock-Based Compensation
Total stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,636	$1,437	$3,254	$2,955
Research and development(1)	8,956	8,618	21,257	17,831
Sales and marketing	11,088	11,819	24,088	25,228
General and administrative(2)	16,168	27,406	33,170	54,930
Stock-based compensation, net of amounts capitalized	37,848	49,280	81,769	100,944
Capitalized stock-based compensation	454	1,021	1,165	1,713
Total stock-based compensation expense	$38,302	$50,301	$82,934	$102,657
(1)     Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized primarily for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs granted to our former Executive Chairman of $10.4 million and $21.7 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$345,837	2.8
Stock options	707	0.2
ESPP	6,077	1.2
Total unrecognized stock-based compensation expense	$352,621
12. Restructuring Charges
In May 2026, the Company announced a restructuring plan (the Plan) to streamline the Company’s organizational efforts and product development process, as well as increase leverage of AI and automation across the business. During the three and six months ended June 30, 2026, we recognized $7.0 million in restructuring charges primarily associated with employee severance and benefit costs, in our condensed consolidated statements of operations. During the three and six months ended June 30, 2026, we paid $5.6 million of the restructuring costs, resulting in an unpaid restructuring liability of $1.4 million as of June 30, 2026, which is included in accrued liabilities in our condensed consolidated balance sheets. The Plan is substantially complete as of June 30, 2026, and the Company does not expect to incur any additional material charges.
13. Income Taxes
The quarterly tax provision and estimates of annual effective tax rate are affected by several factors, including changes in pre-tax income (or loss), the mix of jurisdictions to which such income relates, and discrete items (such as windfalls or lower excess tax benefits from stock-based compensation). The provision for income taxes was $7.0 million and $5.6 million for the three months ended June 30, 2026 and 2025, respectively. The provision for income taxes was $5.2 million and $9.5 million for the six months ended June 30, 2026 and 2025, respectively.
The increase in the provision for income taxes for the three months ended June 30, 2026 was primarily driven by higher pre-tax income in the current quarter compared to the same quarter in 2025 and stock-based compensation lower excess tax benefits during the three months period ended June 30, 2026. The decrease in the provision for income taxes for the six months ended June 30, 2026 was mostly driven by lower pre-tax income in the period compared to the corresponding period of 2025 partially offset by lower excess tax benefits from stock based compensation during the six months period ended June 30, 2026.
14. Net Income (Loss) Per Share
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) by the number of weighted-average outstanding shares of common stock. Diluted net income (loss) per share attributable to common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. We consider our stock options and RSUs as potential common stock equivalents. In periods when we report net losses, we exclude potential common stock equivalents from the computation of diluted net loss per share attributable to common stockholders, as their effects are antidilutive.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income (loss) per share attributable to common stockholders, are the same for both Class A and Class B common stock on both an individual and combined basis.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$3,239	$(1,739)	$(1,571)	$(3,043)

Denominator:
Weighted-average shares used in computing net income (loss) per share - basic	271,951	294,435	277,612	297,839
Weighted-average effect of potentially dilutive equity awards	1,037	—	—	—
Weighted-average shares used in computing net income (loss) per share - diluted	272,988	294,435	277,612	297,839
Net income (loss) per share - basic	$0.01	$(0.01)	$(0.01)	$(0.01)
Net income (loss) per share - diluted	$0.01	$(0.01)	$(0.01)	$(0.01)

Equity awards excluded from diluted net income (loss) per share because their effect would have been anti-dilutive	29,870	27,817	33,198	27,817

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
Our customer base and operations have scaled over time. Our total revenue was $237.4 million and $204.7 million in the three months ended June 30, 2026 and 2025, respectively, representing year-over-year growth of 16%; and $466.0 million and $401.0 million in the six months ended June 30, 2026 and 2025, respectively, representing year-over-year growth of 16%. Our income (loss) from operations was $6.1 million and $(8.7) million for three months ended June 30, 2026 and 2025, respectively; and $(2.0) million and $(19.1) million for the six months ended June 30, 2026 and 2025, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, and geopolitical developments have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services and we expect these pressures to persist for the foreseeable future. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth historically and volatility in the foreign currency market still exists. For the quarters ended June 30, 2026, March 31, 2026, and June 30, 2025, we had approximately 29%, 29% and 27%, respectively, of revenue exposure related to the euro and British pound. If adverse conditions persist, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
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

	As of June 30,
	2026	2025	% Growth
Number of customers contributing more than $5,000 in ARR	25,356	23,975	6%
ARR from customers contributing more than $5,000 in ARR as a percentage of total ARR	92%	91%
Net dollar retention rate	104%	106%
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
We define ARR as the sum total of subscription, software license, and maintenance revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions, and assuming that revenues are recognized ratably over the term of subscription and maintenance contracts and upon delivery for software licenses. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 12% and 13% of ARR as of June 30, 2026 and 2025, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention rate.

Our net dollar retention rate was 104% as of June 30, 2026, compared to 106% as of June 30, 2025. This decrease was primarily due to unfavorable fluctuations in foreign exchange rates. We expect our net dollar retention rate may fluctuate more in future periods due to a number of factors, including, but not limited to, difficult macroeconomic conditions, volatility in foreign exchange rates, our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
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
Non-GAAP Income From Operations and Non-GAAP Net Income
We define non-GAAP income from operations as GAAP income (loss) from operations, excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, amortization of acquired intangibles, restructuring charges and acquisition expenses.
We define non-GAAP net income as GAAP net income (loss), excluding stock-based compensation expense, employer payroll taxes on employee stock transactions, restructuring charges, amortization of acquired intangibles, acquisition expenses and income tax adjustments.
The following tables present a reconciliation of our GAAP income (loss) from operations to our non-GAAP income from operations and our GAAP net income (loss) to our non-GAAP net income for each of the periods presented (in thousands):
Non-GAAP Income from Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from operations	$6,060	$(8,656)	$(2,000)	$(19,072)
Non-GAAP adjustments:
Stock-based compensation expense	37,848	49,280	81,769	100,944
Employer payroll taxes on employee stock transactions	721	702	1,478	1,901
Amortization of acquired intangibles	4,229	3,508	8,412	7,022
Restructuring charges	7,032	—	7,032	405
Acquisition expenses	38	—	193	—
Non-GAAP income from operations	$55,928	$44,834	$96,884	$91,200

Non-GAAP Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$3,239	$(1,739)	$(1,571)	$(3,043)
Non-GAAP adjustments:
Stock-based compensation expense	37,848	49,280	81,769	100,944
Employer payroll taxes on employee stock transactions	721	702	1,478	1,901
Amortization of acquired intangibles	4,229	3,508	8,412	7,022
Restructuring charges	7,032	—	7,032	405
Acquisition expenses	38	—	193	—
Income tax adjustments	(7,407)	782	(19,403)	1,192
Non-GAAP net income	$45,700	$52,533	$77,910	$108,421
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$58,523	$58,591	$120,912	$116,564
Less:
Purchases of property and equipment	(5,041)	(380)	(8,942)	(1,676)
Capitalized internal-use software	(1,471)	(4,676)	(4,850)	(7,448)
Free cash flow, including acquisition expenses and restructuring costs(1)	$52,011	$53,535	$107,120	$107,440
Net cash provided by (used in) investing activities	$54,632	$(42,842)	$(27,626)	$3,389
Net cash used in financing activities	$(165,805)	$(124,014)	$(221,334)	$(254,287)
(1) Free cash flow includes $0.7 million of acquisition costs paid during the six months ended June 30, 2026 and $5.6 million of restructuring costs paid during the three and six months ended June 30, 2026. There were no acquisition costs paid during the three months ended June 30, 2026. Additionally, free cash flow includes $0.7 million and $2.2 million of restructuring costs paid during the three and six months ended June 30, 2025, respectively.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$237,377	$204,678	$466,010	$400,951
Cost of revenue(1)	36,096	31,142	70,784	61,020
Gross profit	201,281	173,536	395,226	339,931
Operating expenses:
Research and development(1)	43,815	39,943	93,076	79,944
Sales and marketing(1)	106,450	95,223	218,767	184,381
General and administrative(1)	37,924	47,026	78,351	94,273
Restructuring charges	7,032	—	7,032	405
Total operating expenses	195,221	182,192	397,226	359,003
Income (loss) from operations	6,060	(8,656)	(2,000)	(19,072)
Interest and other income, net	4,204	12,547	5,630	25,516
Income before income taxes	10,264	3,891	3,630	6,444
Provision for income taxes	7,025	5,630	5,201	9,487
Net income (loss)	$3,239	$(1,739)	$(1,571)	$(3,043)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,636	$1,437	$3,254	$2,955
Research and development(1)	8,956	8,618	21,257	17,831
Sales and marketing	11,088	11,819	24,088	25,228
General and administrative(2)	16,168	27,406	33,170	54,930
Total stock-based compensation expense	$37,848	$49,280	$81,769	$100,944
(1)     Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs primarily granted to the former Executive Chairman of $10.4 million and $21.7 million for the three and six months ended June 30, 2025, respectively.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	15	15	15	15
Gross profit	85	85	85	85
Operating expenses:
Research and development	18	20	20	20
Sales and marketing	45	46	47	46
General and administrative	16	23	17	24
Restructuring charges	3	—	2	—
Total operating expenses	82	89	86	90
Income (loss) from operations	3	(4)	(1)	(5)
Interest and other income, net	2	6	1	6
Income before income taxes	5	2	—	1
Provision for income taxes	3	3	1	2
Net income (loss)	2%	(1)%	(1)%	(1)%
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	$234,588	$201,982	$32,606	16%
Professional services	2,789	2,696	93	3%
Total revenue	$237,377	$204,678	$32,699	16%
Total revenue increased by $32.7 million, or 16%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Of the total increase in revenue, approximately $16.0 million was attributable to revenue from existing customers as of June 30, 2025, net of contraction and churn, and approximately $16.7 million was attributable to revenue from new customers acquired during the twelve months ended June 30, 2026, net of contraction and churn.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$36,096	$31,142	$4,954	16%
Gross Margin	85%	85%
Cost of revenue increased by $5.0 million, or 16%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by a $4.6 million increase in third-party hosting costs, which was driven by the increased capacity and volume required to support new customers. . Our gross margin remained flat at 85% for the three months ended June 30, 2026 and 2025.

Operating Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$43,815	$39,943	$3,872	10%
Sales and marketing	106,450	95,223	11,227	12%
General and administrative	37,924	47,026	(9,102)	(19)%
Restructuring charges	7,032	—	7,032	—%
Total operating expenses	$195,221	$182,192	$13,029	7%
The $13.0 million or 7%, increase in our operating expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to restructuring charges, higher marketing sponsorship costs, and merit-driven salary increases, partially offset by lower stock-based compensation expense from the departure of our former Executive Chairman in December 2025.
Research and Development
Research and development expense increased by $3.9 million, or 10%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by a $1.4 million increase in personnel-related costs, reflecting a decrease in capitalized internally-developed software costs, annual compensation adjustments and lower headcount following the restructuring. The overall increase in research and development was further driven by a $0.8 million net loss related to foreign currency exchange rate fluctuations, as well as a $0.5 million increase in professional service fees due to higher contractor costs.
Sales and Marketing
Sales and marketing expense increased by $11.2 million, or 12%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to $5.3 million in marketing sponsorship costs, $3.1 million in personnel-related costs primarily from annual compensation adjustment partially offset by lower average headcount resulting from the impacts of restructuring, and $1.2 million in professional service fees.

General and Administrative
General and administrative expense decreased by $9.1 million, or 19%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by $11.3 million in stock-based compensation expense primarily due to the departure of our former Executive Chairman in December 2025 partially offset by an increase of $1.6 million in personnel-related costs primarily due to annual compensation adjustments and lower average headcount resulting from the impacts of restructuring.
Restructuring charges
Restructuring charges of $7.0 million for the three months ended June 30, 2026, consisted of employee severance and termination benefits related to the restructuring plan that we initiated in May 2026. See Note 12—Restructuring Charges.
Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest income	$6,233	$10,155	$(3,922)	(39)%
Other income (expense), net	(2,029)	2,392	(4,421)	*
Interest and other income, net	$4,204	$12,547	$(8,343)	(66)%
*not meaningful

Interest income decreased by $3.9 million, or 39%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to reduction in average balances held in our marketable securities portfolios used for share repurchases.
Other income (expense), net changed by $4.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to a $4.2 million unrealized foreign exchange loss during the period, mostly from unfavorable changes in foreign exchange rates in the Indian rupee against the U.S. dollar.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Provision for income taxes	$7,025	$5,630	$1,395	25%
*not meaningful

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended June 30, 2026 and 2025, we recorded a provision for income taxes of $7.0 million and $5.6 million on income before taxes of $10.3 million and $3.9 million, respectively. The increase in the provision for income taxes for the three months ended June 30, 2026, was largely driven by higher income before income taxes in the period compared to the same quarter of 2025 and lower excess tax benefits from stock-based compensation during the three months period ended June 30, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant changes to the U.S. tax code, including the immediate expensing of U.S. research and development costs, the immediate expensing of certain capital expenditures, and other tax code changes effective beginning in 2026, which were not material to our tax expense.

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	$461,101	$396,175	$64,926	16%
Professional services	4,909	4,776	133	3%
Total revenue	$466,010	$400,951	$65,059	16%
Revenue increased by $65.1 million, or 16%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Of the total increase in revenue, approximately $34.8 million was attributable to revenue from existing customers as of June 30, 2025, net of contraction and churn, and approximately $30.3 million was attributable to revenue from new customers acquired during the twelve months ended June 30, 2026, net of contraction and churn. The substantial majority of our revenue continues to be generated from subscription services.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$70,784	$61,020	$9,764	16%
Gross Margin	85%	85%
Cost of revenue increased by $9.8 million, or 16%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Of the total increase, approximately $6.0 million is attributable to third-party hosting costs and cloud software fees driven by the increased capacity and volume required to support new customers. Additionally, the increase was also driven by $1.9 million in amortization of internally capitalized software. Our gross margin remained relatively flat at 85% for the six months ended June 30, 2026 and 2025.
Operating Expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$93,076	$79,944	$13,132	16%
Sales and marketing	218,767	184,381	34,386	19%
General and administrative	78,351	94,273	(15,922)	(17)%
Restructuring charges	7,032	405	6,627	*
Total operating expenses	$397,226	$359,003	$38,223	11%
*not meaningful

The $38.2 million, or 11%, increase in our operating expenses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily driven by higher personnel related costs due to annual compensation adjustments, marketing sponsorship costs and restructuring costs, partially offset by lower stock-based compensation expense from the departure of our former Executive Chairman in December 2025 and lower average headcount resulting from the impacts of restructuring.

Research and Development
Research and development expense increased by $13.1 million, or 16%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by $4.9 million in personnel-related costs primarily due to annual compensation adjustments, $3.4 million in stock-based compensation, $1.5 million in professional service fees, and $1.2 million in tools and subscription fees; partially offset by lower average headcount resulting from the impacts of restructuring.
Sales and Marketing
Sales and marketing expense increased by $34.4 million, or 19%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to increases in personnel-related costs of $15.9 million primarily from annual compensation adjustment, partially offset by lower average headcount resulting from the impacts of restructuring, $12.1 million in marketing sponsorship costs, $1.7 million in professional service fees, $1.7 million in tools and subscription costs, and $1.5 million in reseller commissions
General and Administrative
General and administrative expense decreased by $15.9 million, or (17)%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by $(21.8) million in stock-based compensation expense primarily due to the departure of our former Executive Chairman in December 2025; partially offset by $4.3 million in personnel-related costs primarily due to annual compensation adjustments, partially offset by lower average headcount resulting from the impacts of restructuring.
Restructuring Charges
Restructuring charges of $7.0 million for the six months ended June 30, 2026, consisted of employee severance and termination benefits related to the restructuring plan that we initiated in May 2026. See Note 12—Restructuring Charges.
Interest and Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest income	$13,255	$21,449	$(8,194)	(38)%
Other income (expense), net	(7,625)	4,067	(11,692)	*
Interest and other income (expense), net	$5,630	$25,516	$(19,886)	(78)%
*not meaningful

Interest income decreased by $8.2 million, or (38)%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to lower balances maintained in our marketable securities portfolios as a result of our share repurchase program.
Other income (expense), net changed by $11.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a $11.3 million unrealized foreign exchange loss during the period, mostly from unfavorable changes in foreign exchange rates in Indian rupee against the U.S. dollar.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Provision for income taxes	$5,201	$9,487	$(4,286)	(45)%

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the six months ended June 30, 2026 and 2025, we recorded a provision for income taxes of $5.2 million and $9.5 million on income before income taxes of $3.6 million and $6.4 million, respectively. The decrease in the provision for income taxes for the six months ended June 30, 2026 was largely driven by lower income before income taxes in the period compared to the corresponding period of 2025, offset by lower excess tax benefits from stock based compensation during the six months period ended June 30, 2026.
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $494.7 million and marketable securities of $169.4 million, which were primarily held for working capital resources.
As of June 30, 2026, we had an accumulated deficit of $3.6 billion. Our operating activities resulted in cash inflows of $120.9 million for the six months ended June 30, 2026. In May 2026, we announced a restructuring plan that incurred restructuring charges of $7.0 million in the second quarter of 2026, consisting primarily of cash expenditures for separation-related and other employee benefits costs. See Note 12—Restructuring Charges.
Our material cash requirements from known contractual obligations consist primarily of our obligations under operating leases for office space and contractual obligations for third-party cloud infrastructure. See Note 7 — Leases and Note 8 — Commitments and Contingencies for additional discussion of our principal contractual commitments.
In February 2026, our board of directors approved the share repurchase program, which authorized the repurchase of up to $400.0 million of our outstanding Class A common stock. For the six months ended June 30, 2026, we repurchased a total of 24.0 million shares of Class A common stock under this program in open market transactions for an aggregate purchase price of $204.5 million. As of June 30, 2026, $195.5 million remained available for future share repurchases under the current program.
As of June 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$120,912	$116,564
Net cash provided by (used in) investing activities	(27,626)	3,389
Net cash used in financing activities	(221,334)	(254,287)

Cash Flows from Operating Activities
Net cash provided by operating activities of $120.9 million for the six months ended June 30, 2026 reflects our net loss of $1.6 million, adjusted for non-cash items such as stock-based compensation of $81.8 million, amortization of deferred contract acquisition costs of $17.5 million, depreciation and amortization of $16.1 million, non-cash lease expense of $5.6 million and $9.4 million of other items, primarily related to effects of exchange rate changes on cash, cash equivalents and restricted cash; offset by $2.6 million change in deferred tax provision and $1.2 million from discount amortization of marketable securities. Additionally, net cash inflows from changes in operating assets and liabilities were $4.1 million. The net cash inflows from changes in operating assets and liabilities were primarily due to a decrease of $14.6 million in accounts receivable and increases of $15.6 million in accounts payable and $9.5 million in deferred revenue; offset by increases of $21.3 million in deferred contract acquisition costs, $10.3 million in prepaid expenses and other assets, and decreases of $6.4 million in operating lease liabilities and $5.7 million in accrued expenses and other liabilities.
Net cash provided by operating activities of $116.6 million for the six months ended June 30, 2025 reflects our net loss of $3.0 million, adjusted for non-cash items such as stock-based compensation of $100.9 million, amortization of deferred contract acquisition costs of $15.4 million, depreciation and amortization of $12.6 million and non-cash lease expense of $4.6 million; offset by $3.7 million from discount amortization of marketable securities. Additionally, net cash outflows from changes in operating assets and liabilities were $10.3 million. The net cash outflows from changes in operating assets and liabilities were due to increases of $22.7 million in prepaid expenses and other assets and $18.8 million in deferred contract acquisition costs; offset by increases of $15.4 million in deferred revenue and $7.8 million in accrued and other liabilities, and a decrease of $7.0 million in accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities of $27.6 million for the six months ended June 30, 2026 consisted of $56.9 million paid for business combinations, net of cash acquired, $8.9 million in purchases of property and equipment, which primarily include construction and improvements at our major offices, and $4.9 million in capitalized internal-use software, partially offset by $43.1 million in maturities and redemption of marketable securities, net of purchases.
Net cash provided by investing activities of $3.4 million for the six months ended June 30, 2025 consisted of $12.5 million in maturities and redemptions of marketable securities, net of purchases; offset by $7.4 million in capitalized internal-use software and $1.7 million in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities of $221.3 million for the six months ended June 30, 2026 consisted of $207.4 million cash paid to repurchase shares of our common stock and $17.0 million in payment of withholding taxes on net share settlement of equity awards, partially offset by $3.1 million receipt of ESPP proceeds.
Net cash used in financing activities of $254.3 million for the six months ended June 30, 2025 consisted of $227.2 million cash paid to repurchase shares of our common stock, including $1.8 million of unsettled stock repurchases as of December 31, 2024, and $30.5 million in payment of withholding taxes on net share settlement of equity awards; offset by $3.3 million of proceeds from the issuance of common stock under our employee stock purchase plan, net of taxes withheld.
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
There have been no changes to our critical accounting policies and estimates during the three and six months ended June 30, 2026 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 26, 2026.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign exchange rates may result in the recognition of transaction gains and losses in our condensed consolidated statements of operations. Our condensed consolidated results of operations and cash flows are, therefore, subject to foreign exchange rate fluctuations, particularly changes in the Indian rupee, British pound and euro, and may be adversely affected in the future due to changes in foreign exchange rates. Based on a sensitivity analysis we have performed as of June 30, 2026, a hypothetical 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would result in a gain or loss of approximately $15.9 million.
To reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of June 30, 2026, the total notional amount of outstanding designated foreign currency forward contracts was $72.5 million. The fair value of derivative assets and liabilities as of June 30, 2026, and all related unrealized and realized gains and losses during the three and six months ended June 30, 2026 and 2025 were not material.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds and commercial paper. We had cash and cash equivalents of $494.7 million and marketable securities of $169.4 million as of June 30, 2026. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of June 30, 2026, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash and cash equivalents and marketable securities.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
Stock repurchase activity during the three months ended June 30, 2026 was as follows (in thousands, except number of shares and average price paid per share):

Period by fiscal month	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares repurchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
April 1, 2026 - April 30, 2026	3,343,539	$7.80	3,343,539	$328,516
May 1, 2026 - May 31, 2026	9,889,836	$8.68	9,889,836	$242,649
June 1, 2026 - June 30, 2026	5,112,510	$9.21	5,112,510	$195,550
Total	18,345,885		18,345,885
(1) All of the shares purchased during the three months ended June 30, 2026 were acquired pursuant to our publicly announced share repurchase program described in footnote 3 below.
(2) The average price paid per share includes brokerage commissions and excludes excise tax.
(3) On February 26, 2026, we publicly announced that our board of directors had approved a share repurchase program, which authorized the repurchase of up to $400.0 million of our outstanding Class A common stock. Under the repurchase program, we are authorized to repurchase shares of our outstanding Class A common stock from time to time in the open market, through privately negotiated transactions and/or other means in compliance with the Exchange Act and the rules and regulations thereunder. We are authorized to structure open market repurchases in accordance with the requirements of Rule 10b-18 under the Exchange Act and to enter into Rule 10b5-1 plans to facilitate repurchases of shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a contract, instruction or written plan for the purchase or sale of the Company's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

Freshworks Inc.

Date:	August 4, 2026	By:	/s/ Dennis Woodside
Dennis Woodside
Chief Executive Officer and President (Principal Executive Officer)

Date:	August 4, 2026	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2026	By:	/s/ Philippa Lawrence
Philippa Lawrence
Chief Accounting Officer (Principal Accounting Officer)