Form 10-Q
period 2026-09-30
Freshworks Inc.
filed 2026-11-03
CIK 1544522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No  ☒
As of October 29, 2026, the number of shares of the registrant’s Class A common stock outstanding was 240,386,572 and the number of shares of the registrant’s Class B common stock outstanding was 21,941,336.

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
•the effects of macroeconomic uncertainties, including high interest rates, foreign currency exchange rate volatility, global geopolitical uncertainties, inflationary pressures, and other macroeconomic factors beyond our control;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FRESHWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$466,650	$569,774
Restricted cash, current	1,141	62,374
Marketable securities	229,542	211,597
Accounts receivable, net of allowance of $10,491 and $10,809	137,412	150,817
Deferred contract acquisition costs	32,687	29,830
Prepaid expenses and other current assets	58,383	72,774
Total current assets	925,815	1,097,166
Property and equipment, net	47,750	38,843
Operating lease right-of-use assets	29,767	39,893
Deferred contract acquisition costs, noncurrent	28,468	27,179
Goodwill	198,010	146,676
Intangible assets, net	88,197	76,986
Deferred tax assets	164,030	157,466
Other assets	15,636	18,503
Total assets	$1,497,673	$1,602,712
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,612	$11,507
Accrued liabilities	99,384	101,202
Deferred revenue	404,420	385,320
Total current liabilities	522,416	498,029
Operating lease liabilities, non-current	23,045	33,282
Other liabilities	37,811	38,751
Total liabilities	583,272	570,062
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.00001 par value per share; 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Class A common stock, $0.00001 par value per share; 1,000,000,000 shares authorized; 239,828,704 and 248,359,124 shares issued and outstanding	2	2
Class B common stock, $0.00001 par value per share; 350,000,000 shares authorized; 21,951,336 and 35,067,987 shares issued and outstanding	1	1
Additional paid-in capital	4,451,282	4,586,392
Accumulated other comprehensive loss	(1,455)	(1,591)
Accumulated deficit	(3,535,429)	(3,552,154)
Total stockholders' equity	914,401	1,032,650
Total liabilities and stockholders' equity	$1,497,673	$1,602,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$245,428	$215,118	$711,438	$616,069
Cost of revenue	35,993	32,955	106,777	93,975
Gross profit	209,435	182,163	604,661	522,094
Operating expenses:
Research and development	44,715	41,462	137,791	121,406
Sales and marketing	98,527	101,009	317,294	285,390
General and administrative	38,188	47,149	116,539	141,422
Restructuring charges	(218)	—	6,814	405
Total operating expenses	181,212	189,620	578,438	548,623
Income (loss) from operations	28,223	(7,457)	26,223	(26,529)
Interest and other income, net	4,324	7,405	9,954	32,921
Income (loss) before provision for income taxes	32,547	(52)	36,177	6,392
Provision for income taxes	14,251	4,628	19,452	14,115
Net income (loss)	$18,296	$(4,680)	$16,725	$(7,723)

Weighted-average shares used in calculating net income (loss) per share
Basic	261,943	286,161	272,332	293,882
Diluted	266,396	286,161	274,495	293,882
Net income (loss) per share attributable to common stockholders
Basic	$0.07	$(0.02)	$0.06	$(0.03)
Diluted	$0.07	$(0.02)	$0.06	$(0.03)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$18,296	$(4,680)	$16,725	$(7,723)
Other comprehensive income (loss):
Change in unrealized gain or loss on marketable securities	(43)	25	(300)	(722)
Net change on cash flow hedges	318	(1,825)	436	(638)
Total other comprehensive income (loss)	275	(1,800)	136	(1,360)
Comprehensive income (loss)	$18,571	$(6,480)	$16,861	$(9,083)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of June 30, 2026	262,810	$3	$4,451,395	$(1,730)	$(3,553,725)	$895,943
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,707	—	(12,070)	—	—	(12,070)
Repurchase and retirement of common stock, including excise tax	(2,737)	—	(27,372)	—	—	(27,372)
Stock-based compensation	—	—	39,329	—	—	39,329
Other comprehensive income	—	—	—	275	—	275
Net income	—	—	—	—	18,296	18,296
Balances as of September 30, 2026	261,780	$3	$4,451,282	$(1,455)	$(3,535,429)	$914,401

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of June 30, 2025	292,042	$3	$4,723,457	$102	$(3,738,920)	$984,642
Issuance of common stock upon exercise of stock options	37	—	12	—	—	12
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	1,648	—	(15,087)	—	—	(15,087)
Repurchase and retirement of common stock, including excise tax	(11,983)	—	(160,749)	—	—	(160,749)
Stock-based compensation	—	—	49,148	—	—	49,148
Other comprehensive loss	—	—	—	(1,800)	—	(1,800)
Net loss	—	—	—	—	(4,680)	(4,680)
Balances as of September 30, 2025	281,744	$3	$4,596,781	$(1,698)	$(3,743,600)	$851,486
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2025	283,427	$3	$4,586,392	$(1,591)	$(3,552,154)	$1,032,650
Issuance of common stock upon exercise of stock options	4	—	2	—	—	2
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	4,727	—	(28,971)	—	—	(28,971)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	403	—	3,061	—	—	3,061
Repurchase and retirement of common stock, including excise tax	(26,781)	—	(233,504)	—	—	(233,504)
Stock-based compensation	—	—	124,302	—	—	124,302
Other comprehensive income	—	—	—	136	—	136
Net income	—	—	—	—	16,725	16,725
Balances as of September 30, 2026	261,780	$3	$4,451,282	$(1,455)	$(3,535,429)	$914,401

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2024	303,382	$3	$4,874,133	$(338)	$(3,735,877)	$1,137,921
Issuance of common stock upon exercise of stock options	226	—	74	—	—	74
Issuance of common stock upon vesting and settlement of restricted stock units, net of shares withheld for taxes	4,751	—	(45,479)	—	—	(45,479)
Issuance of common stock under employee stock purchase plan, net of shares withheld and retired for taxes	281	—	3,307	—	—	3,307
Repurchase and retirement of common stock	(26,896)	—	(387,409)	—	—	(387,409)
Stock-based compensation	—	—	152,155	—	—	152,155
Other comprehensive loss	—	—	—	(1,360)	—	(1,360)
Net loss	—	—	—	—	(7,723)	(7,723)
Balances as of September 30, 2025	281,744	$3	$4,596,781	$(1,698)	$(3,743,600)	$851,486
The accompanying notes are an integral part of these condensed consolidated financial statements

FRESHWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$16,725	$(7,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,069	19,245
Amortization of deferred contract acquisition costs	26,754	23,418
Non-cash lease expense	8,070	7,015
Stock-based compensation	120,557	149,473
Discount amortization on marketable securities	(1,335)	(5,516)
Gain on sale of non-marketable equity investments	—	(1,837)
Deferred income taxes	7,183	(459)
Net foreign currency loss	10,281	—
Other	1,048	717
Changes in operating assets and liabilities:
Accounts receivable	14,734	3,027
Deferred contract acquisition costs	(30,900)	(29,361)
Prepaid expenses and other assets	(494)	(15,373)
Accounts payable	6,874	5,597
Accrued and other liabilities	(10,932)	13,216
Deferred revenue	13,548	24,309
Operating lease liabilities	(8,569)	(5,712)
Net cash provided by operating activities	198,613	180,036
Cash Flows from Investing Activities:
Purchases of property and equipment	(11,777)	(3,468)
Proceeds from sale of property and equipment	9	94
Capitalized internal-use software	(6,970)	(11,919)
Purchases of marketable securities	(471,487)	(490,992)
Sale of non-marketable equity investments	—	1,984
Maturities and redemptions of marketable securities	452,978	553,234
Business combination, net of cash acquired	(56,913)	—
Net cash (used in) provided by investing activities	(94,160)	48,933
Cash Flows from Financing Activities:
Proceeds from issuance of common stock under employee stock purchase plan, net	3,061	3,307
Proceeds from exercise of stock options	2	74
Payment of withholding taxes on net share settlement of equity awards	(28,657)	(45,414)
Repurchase of common stock	(234,623)	(386,306)
Net cash used in financing activities	(260,217)	(428,339)

Effects of exchange rate changes on cash, cash equivalents and restricted cash	(8,695)	—

Net decrease in cash, cash equivalents and restricted cash	(164,459)	(199,370)
Cash, cash equivalents and restricted cash, beginning of period	632,250	620,405
Cash, cash equivalents and restricted cash, end of period	$467,791	$421,035
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$466,650	$420,934
Restricted cash, current	1,141	—
Restricted cash included in other assets	—	101
Total cash, cash equivalents and restricted cash	$467,791	$421,035

Supplemental cash flow information:
Cash paid for taxes	$9,301	$10,499
Non-cash investing and financing activities:
Property and equipment purchases in accounts payable	$1,583	$—
Operating lease right-of-use assets obtained in exchange for operating lease obligations, net of modifications	—	7,084
Stock-based compensation capitalized as internal-use software	1,707	2,579
Accrued excise tax on share repurchases	1,842	2,944
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
The accompanying interim condensed consolidated financial statements of Freshworks Inc. and its subsidiaries (we, us, and our) and the related notes are unaudited. These unaudited interim condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our financial position as of September 30, 2026 and our results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 which was filed with the SEC on February 26, 2026.
In January 2026, we acquired all outstanding shares of FireHydrant, Inc., an incident management software company, for $88.7 million. See Note 5 — Business Combinations.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, the following:
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
There were no customers that individually exceeded 10% of our revenue for the three and nine months ended September 30, 2026 and 2025 or that represented 10% or more of our consolidated accounts receivable balance as of September 30, 2026.
We primarily rely upon our third-party cloud infrastructure partner, Amazon Web Services, to serve customers and operate certain aspects of our services. Any disruption of this cloud infrastructure partner would impact our operations and our business could be adversely impacted.
Significant Accounting Policies
Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2025. Except for the updated policy regarding credit losses described below, there have been no significant changes to these policies that have had a material impact on the condensed consolidated financial statements and the related notes for the three and nine months ended September 30, 2026.
Accounts Receivable and Contract Assets
Effective January 1, 2026, we elected to apply the practical expedient provided by Accounting Standards Update 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05) to measure expected credit losses for qualifying current accounts receivable and contract assets and assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. See "Recent Adopted Accounting Pronouncements" below for further details.
Derivative Instruments
The Company's accounting policy for foreign currency forward contracts designated as cash flow hedges is unchanged from that described in Note 2 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Beginning in August 2026, the Company also enters into foreign currency forward contracts to hedge certain foreign currency denominated monetary assets or liabilities, which are not designated as cash flow hedges. These foreign currency forward contracts have maturities of 12 months or less. Changes in the fair value of foreign exchange contracts are recognized in interest and other income, net on the condensed consolidated statements of operations and are intended to offset the foreign exchange gain or loss on the underlying net monetary assets or liabilities. Cash flows from the settlement of these forward contracts are classified as operating activities on the condensed consolidated statements of cash flows.
Recent Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-05, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Effective January 1, 2026, we adopted this guidance. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025‑06 updates guidance on accounting for software costs by aligning capitalization with when management commits to funding a project and completion is probable. Additionally, the ASU introduces new disclosure requirements, including significant judgments made in applying the guidance and the nature and amount of capitalized software costs. This guidance is effective for us starting in our annual and interim disclosures for periods starting January 1, 2028. Early adoption is permitted. We are currently assessing the impact of this update on our condensed consolidated financial statements, including which transition method to apply.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses, which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This authoritative guidance is effective for us starting in our annual disclosures for 2027 and interim periods starting 2028. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. This guidance is only related to disclosure and is not expected to have a significant impact on our condensed consolidated financial statements.

2. Cash Equivalents and Investments
Cash equivalents and marketable securities consisted of the following as of the periods presented below (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$282,745	$—	$—	$282,745
U.S. treasury securities	38,296	—	(3)	38,293
U.S. government agency securities	16,800	—	(4)	16,796
Commercial paper	77,517	—	—	77,517
Total cash equivalents	415,358	—	(7)	415,351
Marketable securities:
U.S. treasury securities	40,602	—	(44)	40,558
U.S. government agency securities	27,598	—	(50)	27,548
Corporate debt securities	13,326	—	(20)	13,306
Commercial paper	13,518	—	(1)	13,517
Certificates of deposit	134,613	—	—	134,613
Total marketable securities	229,657	—	(115)	229,542
Total cash equivalents and marketable securities	$645,015	$—	$(122)	$644,893

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$120,923	$—	$—	$120,923
U.S. treasury securities	100,235	16	—	100,251
U.S. government agency securities	26,168	3	(1)	26,170
Corporate debt securities	47,466	—	—	47,466
Certificates of deposit	129,875	—	—	129,875
Total cash equivalents	424,667	19	(1)	424,685
Marketable securities:
U.S. treasury securities	131,286	102	(9)	131,379
U.S. government agency securities	30,868	40	—	30,908
Corporate debt securities	36,878	69	(6)	36,941
Commercial paper	12,369	—	—	12,369
Total marketable securities	211,401	211	(15)	211,597
Total cash equivalents and marketable securities	$636,068	$230	$(16)	$636,282

The following table presents gross unrealized losses and fair values for the securities that were in a continuous unrealized loss position as of the periods presented below (in thousands):

	September 30, 2026
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$32,190	$(44)	$5,000	$—	$37,190	$(44)
U.S. government agency securities	27,548	(50)	—	—	27,548	(50)
Commercial paper	1,443	(1)	—	—	1,443	(1)
Corporate debt securities	11,438	(20)	—	—	11,438	(20)
Total	$72,619	$(115)	$5,000	$—	$77,619	$(115)

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. treasury securities	$21,500	$(9)	$—	$—	$21,500	$(9)
Corporate debt securities	7,495	(6)	—	—	7,495	(6)
Total	$28,995	$(15)	$—	$—	$28,995	$(15)
The amortized cost and fair value of the available-for-sale debt securities based on contractual maturities are as follows (in thousands):

	September 30, 2026
	Amortized Cost	Fair Value
Due within one year	$226,664	$226,570
Due after one year but within five years	2,993	2,972
Total	$229,657	$229,542
Accrued interest receivable of $0.7 million and $1.5 million was classified in prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
3. Fair Value Measurements
We measure our financial assets and liabilities at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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
We did not have any assets or liabilities subject to fair value remeasurement on a nonrecurring basis as of September 30, 2026 and December 31, 2025.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table represents the fair value hierarchy for our financial assets measured at fair value on a recurring basis as of the periods presented below (in thousands):

	September 30, 2026
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$282,745	$—	$282,745
U.S. treasury securities	38,293	—	38,293
U.S. government agency securities	—	16,796	16,796
Commercial paper	—	77,517	77,517
Marketable securities:
U.S. treasury securities	40,558	—	40,558
U.S. government agency securities	—	27,548	27,548
Corporate debt securities	—	13,306	13,306
Commercial paper	—	13,517	13,517
Certificates of deposit	—	134,613	134,613
Total financial assets	$361,596	$283,297	$644,893

	December 31, 2025
	Fair Value Measured Using
	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$120,923	$—	$120,923
U.S. treasury securities	100,251	—	100,251
U.S. government agency securities	—	26,170	26,170
Commercial paper	—	47,466	47,466
Certificates of deposit	—	129,875	129,875
Marketable securities:
U.S. treasury securities	131,379	—	131,379
U.S. government agency securities	—	30,908	30,908
Corporate debt securities	—	36,941	36,941
Commercial paper	—	12,369	12,369
Total financial assets	$352,553	$283,729	$636,282
The fair value of derivative assets and liabilities as of September 30, 2026, and all related unrealized and realized gains and losses during the three and nine months ended September 30, 2026 and 2025, were not material. As of September 30, 2026 and December 31, 2025, the total notional amount of outstanding designated foreign currency forward contracts was $71.3 million and $86.7 million, respectively. As of September 30, 2026, the Company had non-designated forward contracts with notional amounts of $109.8 million.

4. Balance Sheet Components
Property and Equipment, net
The following table summarizes property and equipment, net as of the periods presented below (in thousands):

	September 30, 2026	December 31, 2025
Computers	$20,705	$18,835
Capitalized internal-use software	61,921	53,245
Office equipment	10,586	7,887
Furniture and fixtures	11,121	9,518
Motor vehicles	207	267
Leasehold improvements	12,727	8,994
Construction in progress	2,728	269
Total property and equipment	119,995	99,015
Less: accumulated depreciation and amortization	(72,245)	(60,172)
Property and equipment, net	$47,750	$38,843
The following table summarizes depreciation expense and internal-use software capitalization and amortization during the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capitalization of costs associated with internal-use software	$2,663	$5,337	$8,676	$14,498
Amortization expense of capitalized internal-use software	3,002	2,070	8,221	5,344
Depreciation expense	$1,664	$1,118	$4,159	$3,463
As of September 30, 2026 and December 31, 2025, the net carrying value of capitalized internal-use software was $26.5 million and $26.1 million, respectively.

Accrued Liabilities
The following table summarizes accrued liabilities as of the periods presented below (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$23,653	$28,233
Acquisition-related liabilities	8,500	—
Accrued third-party cloud infrastructure expenses	2,397	5,922
Accrued reseller commissions	10,434	11,512
Accrued advertising and marketing expenses	7,220	7,835
Advanced payments from customers	6,772	6,097
Accrued taxes	16,669	14,499
Operating lease liabilities, current	9,338	9,221
Contributions withheld for employee stock purchase plan	2,053	1,198
Income tax payable	8	3,571
Other accrued expenses	12,340	13,114
Total accrued liabilities	$99,384	$101,202
Other liabilities include $20.3 million and $21.1 million of long-term accrued compensation as of September 30, 2026 and December 31, 2025, respectively.

5. Business Combinations
On January 1, 2026, we acquired all outstanding shares of FireHydrant, Inc., an incident management software company, for $88.7 million in cash, including $4.3 million of cash acquired, to expand its IT service and operations portfolio. As of September 30, 2026, $8.5 million in unpaid indemnity holdbacks were recorded within accrued liabilities in our condensed consolidated balance sheets. The purchase price is subject to customary post-closing adjustments and conditions.
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
6. Goodwill and Intangible Assets, Net
The change in the carrying amounts of goodwill during the nine months ended September 30, 2026 is presented below (in thousands):

Balance as of December 31, 2025	$146,676
Goodwill acquired (Note 5 — Business Combinations)	51,334
Balance as of September 30, 2026	$198,010

Acquired intangible assets consist of developed technology, customer relationships and trademarks and are amortized on a straight-line basis over their estimated useful lives.
The following tables summarize acquired intangible assets as of the periods presented below:

	September 30, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$51,896	$(23,501)	$28,395	4.6
Customer relationships	82,400	(22,598)	59,802	5.8
Trademarks	700	(700)	—	—
Total	$134,996	$(46,799)	$88,197

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life
	(amounts in thousands)			(in years)
Developed technology	$41,196	$(18,535)	$22,661	4.4
Customer relationships	69,200	(14,875)	54,325	6.4
Trademarks	700	(700)	—	—
Total	$111,096	$(34,110)	$76,986
Amortization of acquired intangible assets is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$1,674	$1,288	$4,966	$3,824
Sales and marketing	2,603	2,128	7,723	6,614
Total amortization expense	$4,277	$3,416	$12,689	$10,438
As of September 30, 2026, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2026	$4,276
2027	16,965
2028	17,011
2029	16,965
2030	14,052
Thereafter	18,928
Total future amortization	$88,197

7. Leases
We have operating leases primarily for rented office space. The leases have remaining lease terms of three months to six years, some of which include options to extend the lease for up to an additional six years. Our leases do not contain any residual value guarantee.
The following table presents various components of the lease costs (in thousands):

Operating Leases	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$3,148	$3,255	$10,355	$9,544
Short-term lease cost	295	120	978	403
Variable lease cost	995	1,097	2,972	3,628
Total lease cost	$4,438	$4,472	$14,305	$13,575
The weighted-average remaining term of our operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	September 30, 2026	September 30, 2025
Weighted-average remaining lease term (in years)	3.4	4.2
Weighted-average discount rate	8.2%	8.5%
The following table presents supplemental information arising from lease transactions. Cash payments related to short-term leases are not included in the measurement of the operating lease liabilities, and as such, are excluded from the amounts below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Cash Flow Information:	2026	2025	2026	2025
Cash payments included in the measurement of operating lease liabilities, net of tenant allowance receipts	$2,950	$3,053	$9,637	$7,805
As of September 30, 2026, maturities of the operating lease liabilities are as follows (in thousands):

Operating Leases
Remainder of 2026	$2,552
2027	11,959
2028	10,974
2029	5,904
2030	3,472
Thereafter	2,486
Total lease payments	37,347
Less: imputed interest	(4,964)
Present value of operating lease liabilities	$32,383
As of September 30, 2026, there were $6.4 million future payments related to signed leases that have not yet commenced.

8. Commitments and Contingencies
Other Contractual Commitments
Our other contractual commitments primarily consist of third-party cloud infrastructure agreements, service subscription purchase arrangements used to support operations at the enterprise level, and sponsorship arrangement to promote our brand and services. As of September 30, 2026, other contractual commitments totaling $179.5 million remain outstanding under these agreements through 2029.
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
Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to customers, business partners, and other parties with respect to certain matters, including losses arising out of intellectual property infringement claims made by third parties, if we have violated applicable laws, if we are negligent or commit acts of willful misconduct, and other liabilities with respect to our products and services and our business. In these circumstances, payment is typically conditional on the other party making a claim pursuant to the procedures specified in the particular contract. We also indemnify certain of our officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

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
We record revenue net of sales or value-added taxes.
Disaggregation of Revenue
The following table summarizes revenue by our product and service offerings during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscription services, software licenses and maintenance	$242,710	$212,984	$703,811	$609,159
Professional services	2,718	2,134	7,627	6,910
Total revenue	$245,428	$215,118	$711,438	$616,069
See Note 10 — Segments and Geographic Information for revenue by geographic location.
Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables primarily represent revenue recognized in excess of billings from non-cancellable multi-year contract arrangements. As of September 30, 2026 and December 31, 2025, we had $8.4 million and $9.8 million of unbilled receivables, respectively. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets.
Deferred revenue consists of customer billings in excess of revenue being recognized. As of September 30, 2026 and December 31, 2025, non-current deferred revenue of $3.1 million was included in other liabilities on the condensed consolidated balance sheets as of each period.
Revenue recognized during the three months ended September 30, 2026 and 2025 from amounts included in deferred revenue at the beginning of these periods was $182.7 million and $159.9 million, respectively. Revenue recognized during the nine months ended September 30, 2026 and 2025 from amounts included in deferred revenue at the beginning of these periods was $352.8 million and $307.3 million, respectively.
The aggregate balance of remaining performance obligations as of September 30, 2026 was $699.8 million. We expect to recognize $504.1 million of the balance as revenue in the next 12 months and the remainder thereafter. The aggregate balance of remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods.

Deferred Contract Acquisition Costs
The change in the balance of deferred contract acquisition costs during the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$60,766	$51,967	$57,009	$48,640
Add: Contract costs capitalized during the period	9,610	10,603	30,900	29,361
Less: Amortization of contract costs during the period	(9,221)	(7,987)	(26,754)	(23,418)
Balance at end of the period	$61,155	$54,583	$61,155	$54,583
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
Revenue by geographic location is determined based on the customers' billing address. The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America	$116,730	$99,869	$336,583	$286,480
Europe, Middle East and Africa	93,969	83,560	273,759	238,649
Asia Pacific	27,676	25,849	80,506	73,907
Other	7,053	5,840	20,590	17,033
Total revenue	$245,428	$215,118	$711,438	$616,069
Revenue from North America consists primarily of revenue from the United States. For the three months ended September 30, 2026 and 2025, revenue generated from the United States was approximately $105.0 million and $90.4 million, or approximately 43% and 42% of total consolidated revenue, respectively. For the nine months ended September 30, 2026 and 2025, revenue generated from the United States was $302.2 million and $258.9 million, or 42% and 42% of total consolidated revenue, respectively.
The United Kingdom, included within Europe, Middle East and Africa in the table above, contributed $32.2 million and $29.6 million, or approximately 13% and 14% of total consolidated revenue for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, revenue generated from the United Kingdom was $93.1 million and $83.9 million, or approximately 13% and 14% of the total consolidated revenue, respectively.
Long-lived assets consist primarily of property, plant and equipment and ROU assets. The following table summarizes long-lived assets by geographic region (in thousands):

	September 30, 2026	December 31, 2025
North America	$44,550	$39,747
Europe, Middle East and Africa	4,670	6,383
Asia Pacific	28,297	32,606
Total long-lived assets	$77,517	$78,736
Long-lived assets in North America are primarily located in the United States, and long-lived assets in Asia Pacific are primarily located in India.
11. Stockholders' Equity and Stock-Based Compensation
Share Repurchase
In February 2026, the board of directors (the Board) approved a share repurchase program ("2026 Share Repurchase Program"), which authorized the repurchase of up to $400.0 million of our outstanding Class A common stock. During the three and nine months ended September 30, 2026 we repurchased a total of 2,737,014 shares and 26,780,535 shares of Class A common stock, respectively, under the 2026 Share Repurchase Program in open market transactions for an aggregate purchase price of $27.2 million and $231.7 million, resulting in an average price of $9.94 and $8.65 per share, respectively, excluding any excise taxes. As of September 30, 2026, $168.3 million remained available for future repurchases under the 2026 Share Repurchase Program.
In November 2024, our Board approved a share repurchase program ("2024 Share Repurchase Program"), which authorized the repurchase of up to $400 million of our outstanding Class A common stock. During the three and nine months ended September 30, 2025 we repurchased a total of 11,982,635 shares and 26,895,424 shares of Class A common stock, respectively, under the 2024 Share Repurchase Program in open market transactions for an aggregate purchase price of $159.1 million and $384.5 million, resulting in an average price of $13.28 per share and $14.29 per share, respectively, excluding any excise taxes. The 2024 Share Repurchase Program was completed during the year ended December 31, 2025.
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

Shares of common stock reserved for future issuance were as follows (in thousands):

September 30, 2026
2021 Equity Incentive Plan(1)	93,609
2022 Inducement Plan	5,957
2021 Employee Stock Purchase Plan	17,843
Total shares of common stock reserved for issuance	117,409
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

	Three and Nine Months Ended September 30,
	2026	2025
Net shares issued under ESPP(1)	403,394	280,870
Weighted average purchase price	$7.62	$11.84
Aggregate net proceeds (in millions)	$3.1	$3.3
(1)     Net of shares withheld and retired to satisfy withholding tax requirements for certain employees in jurisdictions outside the United States.

The ESPP also includes a reset provision for the purchase price if the fair market value of a share of our common stock on the first day of any purchase period is less than or equal to the fair market value of a share of our common stock on the first day of an ongoing offering. If the reset provision is triggered, a new 24-month offering period begins. Each triggering of the reset provision was considered a modification in accordance with ASC 718, Compensation - Stock Compensation, with the modification charge recognized on a straight-line basis over the new offering period. Historically, the reset provision has been triggered by stock price declines, and the resulting modifications have not been material on our stock-based compensation expense.
Stock-based compensation expense related to the ESPP was $0.8 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and $2.8 million and $2.9 million each for the nine months ended September 30, 2026 and 2025, respectively.
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

Three and Nine Months Ended September 30,
Valuation Assumption Inputs	2026	2025
Expected term (in years)	0.5 - 2.0	0.5 - 1.0
Stock price volatility	45.0% - 54.1%	48.2% - 48.5%
Risk-free interest rate	3.8% - 4.1%	4.1% - 4.3%
Dividend yield	—%	—%

Stock Options
Stock options are generally granted with an exercise price equal to the fair market value of a share of common stock on the date of grant, have a 10-year contractual term, and vest over a four-year period.
Stock option activity for the nine months ended September 30, 2026 is as follows (in thousands, except per share data):

Share Information:	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Balance as of December 31, 2025	2,332	$11.32	7.1	$4,650
Stock options exercised	(4)	$0.40
Balance as of September 30, 2026	2,328	$11.33	6.6	$4,877
Options vested and expected to vest as of September 30, 2026	2,328	$11.33	6.6	$4,877
Options exercisable as of September 30, 2026	2,328	$11.33	6.6	$4,877
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of our common stock as of the end of the period, multiplied by the number of stock options outstanding, exercisable, or vested.

Restricted Stock Units
RSUs are granted at fair market value as of the date of the grant and typically vest over a four-year period.
RSU activity, which includes PRSUs, during the nine months ended September 30, 2026 was as follows:

Share Information:	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Unvested, as of December 31, 2025	21,936	$14.98
Granted	22,177	$11.16
Vested (1)	(7,595)	$14.69
Forfeited/Cancelled	(8,061)	$13.45
Unvested, as of September 30, 2026	28,457	$12.51
(1)During the nine months ended September 30, 2026, total shares that vested were 7.6 million, of which 2.9 million were withheld for tax purposes.

The total fair value of vested RSUs during the three months ended September 30, 2026 and 2025 was $39.1 million and $50.3 million, respectively. For the nine months ended September 30, 2026 and 2025, the total fair value of vested RSUs was $111.6 million and $156.3 million, respectively.
Performance-Based Awards
Executive PRSUs
Beginning 2024, certain members of the executive team were granted PRSUs awards (the "Executive PRSUs"). The Executive PRSUs are granted annually in the first quarter, are subject to service and performance-based vesting conditions and vest over three years from the grant date. The PRSUs granted in 2026 have fiscal 2026 revenue and non-GAAP operating income performance targets with 70% and 30% of each award tied to these targets, respectively. The 2026 performance targets can be earned from 0% up to a maximum of 173.6% of target shares for significant outperformance.
The fair value of each PRSU is based on the fair value of our common stock on the date of grant. Stock-based compensation associated with the Executive PRSUs is recognized using the accelerated attribution method over the requisite service period, based on our periodic assessment of the probability that the performance will be achieved. During the three months ended September 30, 2026 and 2025, we recognized $2.7 million and $2.5 million of stock-based compensation expense related to Executive PRSUs, respectively. For the nine months ended September 30, 2026 and 2025, we recognized $10.2 million and $6.9 million of stock-based compensation expense related to the Executive PRSUs, respectively.
Stock-Based Compensation
Total stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$1,502	$1,467	$4,756	$4,422
Research and development(1)	11,876	8,958	33,133	26,789
Sales and marketing	10,421	11,796	34,510	37,024
General and administrative(2)	14,988	26,308	48,158	81,238
Stock-based compensation, net of amounts capitalized	38,787	48,529	120,557	149,473
Capitalized stock-based compensation	542	866	1,707	2,579
Total stock-based compensation expense	$39,329	$49,395	$122,264	$152,052
(1)     Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized primarily for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs granted to our former Executive Chairman of $10.1 million and $31.8 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, unrecognized stock-based compensation expense related to unvested stock-based awards was as follows (in thousands, except for period data):

	Unrecognized Stock-Based Compensation	Weighted-Average Period to Recognize Expense (in years)
RSUs and PRSUs	$311,919	2.7
ESPP	4,977	1.1
Total unrecognized stock-based compensation expense	$316,896
12. Restructuring Charges
In May 2026, the Company announced a restructuring plan (the Plan) to streamline the Company’s organizational efforts and product development process, as well as increase leverage of AI and automation across the business. During the nine months ended September 30, 2026, we recognized $6.8 million in restructuring charges primarily associated with employee severance and benefit costs, in our condensed consolidated statements of operations. During the nine months ended September 30, 2026, we paid $6.8 million of the restructuring costs, resulting in an immaterial unpaid restructuring liability as of September 30, 2026, which is included in accrued liabilities in our condensed consolidated balance sheets. The Plan is complete as of September 30, 2026, and the Company does not expect to incur any additional charges.

13. Income Taxes
The quarterly tax provision and estimates of annual effective tax rate are affected by several factors, including changes in income (loss) before provision for income taxes, the mix of jurisdictions to which such income relates, and discrete items (such as windfalls or lower excess tax benefits from stock-based compensation). The provision for income taxes was $14.3 million and $4.6 million for the three months ended September 30, 2026 and 2025, respectively. The provision for income taxes was $19.5 million and $14.1 million for the nine months ended September 30, 2026 and 2025, respectively.
The increase in the provision for income taxes for the three and nine months ended September 30, 2026 was primarily driven by higher income before provision for income taxes in the current quarter compared to the corresponding quarter in 2025 and lower excess tax benefits from stock-based compensation during the three and nine months ended September 30, 2026, respectively.
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$18,296	$(4,680)	$16,725	$(7,723)

Denominator:
Weighted-average shares used in calculating net income (loss) per share
Basic	261,943	286,161	272,332	293,882
Weighted-average effect of potentially dilutive equity awards	4,453	—	2,163	—
Diluted	266,396	286,161	274,495	293,882
Net income (loss) per share attributable to common stockholders
Basic	$0.07	$(0.02)	$0.06	$(0.03)
Diluted	$0.07	$(0.02)	$0.06	$(0.03)

Equity awards excluded from diluted net income (loss) attributable to common stockholders because their effect would have been anti-dilutive	9,125	27,107	25,649	27,107

15. Subsequent Events
In October 2026, the Company completed two acquisitions for preliminary aggregate consideration of approximately $102.5 million, paid primarily in cash. The Company will account for both transactions as business combinations. As the acquisitions were completed subsequent to the end of the reporting period, the initial accounting for the business combinations has not yet been completed.

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
In January 2026, the Company completed the acquisition of FireHydrant, Inc. (FireHydrant), a provider of AI-powered incident management software. The Company accounted for the transaction as a business combination and our condensed consolidated financial statements and key business metrics include FireHydrant since the acquisition date.
In October 2026, the Company completed the acquisitions of Torii Labs Ltd. and its wholly owned subsidiary, Torii Software, Inc. (collectively, “Torii”), a provider of SaaS management and AI spend governance software, and Robusta Dev Ltd. (“Robusta”), a provider of AI-powered troubleshooting and automation software. The Company will account for these transactions as business combinations. Since the closing dates of the acquisitions occurred subsequent to the end of the reporting period, the allocation of purchase price to the underlying net assets for each acquisition has not yet been completed.
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
Our customer base and operations have scaled over time. Our total revenue was $245.4 million and $215.1 million in the three months ended September 30, 2026 and 2025, respectively, representing a year-over-year increase of 14%; and $711.4 million and $616.1 million in the nine months ended September 30, 2026 and 2025, respectively, representing a year-over-year increase of 15%. Our income (loss) from operations was $28.2 million and $(7.5) million for three months ended September 30, 2026 and 2025, and $26.2 million and $(26.5) million for the nine months ended September 30, 2026 and 2025, respectively.
Macroeconomic and Other Factors
Current macroeconomic uncertainties, including inflationary pressures, significant volatility in global markets, and geopolitical developments have impacted and may continue to impact business spending and the overall economy, and in turn our business. These macroeconomic events could adversely affect demand for our products and services and we expect these pressures to persist for the foreseeable future. Additionally, foreign currency exchange rate fluctuations negatively impacted our revenue growth historically and volatility in the foreign currency market still exists. For the quarters ended September 30, 2026, June 30, 2026, and September 30, 2025, we had approximately 29%, 29% and 28%, respectively, of revenue exposure related to the euro and British pound. If adverse conditions persist, they could have a material adverse impact on our results and our ability to accurately predict our future results and earnings.
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

	As of September 30,
	2026	2025	% Growth
Number of customers contributing more than $5,000 in ARR	25,498	24,377	5%
ARR from customers contributing more than $5,000 in ARR as a percentage of total ARR	93%	91%
Net dollar retention rate	104%	105%
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
We define ARR as the sum total of subscription, software license, and maintenance revenue we would contractually expect to recognize over the next 12 months from all customers at a point in time, assuming no increases, reductions, or cancellations in their subscriptions, and assuming that revenues are recognized ratably over the term of subscription and maintenance contracts and upon delivery for software licenses. For monthly subscriptions, we take the recurring revenue run-rate of such subscriptions for the last month of the period and multiply it by 12 to get to ARR. While monthly subscribers as a group have historically maintained or increased their subscriptions over time, there is no guarantee that any particular customer on a monthly subscription will renew its subscription in any given month, and therefore the calculation of ARR for these monthly subscriptions may not accurately reflect revenue to be received over a 12-month period from such customers, and net dollar retention rate may reflect a higher rate than the actual rate if customers on monthly subscriptions choose not to renew during the course of the 12 months. Monthly subscriptions represented 11% and 13% of ARR as of September 30, 2026 and 2025, respectively. The net dollar retention rate for customers on monthly contracts has generally been lower than our overall net dollar retention rate. In addition, as part of our regular review of customer data that includes reviewing customers purchasing our products via resellers so we can properly attribute them as end customers, we may make adjustments that could impact the calculation of net dollar retention rate.
Our net dollar retention rate was 104% as of September 30, 2026, compared to 105% as of September 30, 2025. This decrease was primarily due to unfavorable fluctuations in foreign currency exchange rates. We expect our net dollar retention rate may fluctuate more in future periods due to a number of factors, including, but not limited to, difficult macroeconomic conditions, volatility in foreign currency exchange rates, our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
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
The following tables present a reconciliation of our GAAP income (loss) from operations to our non-GAAP income from operations and our GAAP net income (loss) to our non-GAAP net income for each of the periods presented (in thousands):
Non-GAAP Income from Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from operations	$28,223	$(7,457)	$26,223	$(26,529)
Non-GAAP adjustments:
Stock-based compensation expense	38,787	48,529	120,557	149,473
Employer payroll taxes on employee stock transactions	703	690	2,181	2,591
Amortization of acquired intangibles	4,277	3,416	12,689	10,438
Restructuring charges	(218)	—	6,814	405
Acquisition expenses	1,380	—	1,573	—
Non-GAAP income from operations	$73,152	$45,178	$170,037	$136,378

Non-GAAP Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$18,296	$(4,680)	$16,725	$(7,723)
Non-GAAP adjustments:
Stock-based compensation expense	38,787	48,529	120,557	149,473
Employer payroll taxes on employee stock transactions	703	690	2,181	2,591
Amortization of acquired intangibles	4,277	3,416	12,689	10,438
Restructuring charges	(218)	—	6,814	405
Acquisition expenses	1,380	—	1,573	—
Gain on sale of non-marketable equity investments	—	(1,837)	—	(1,837)
Income tax adjustments	(4,343)	658	(23,746)	1,850
Non-GAAP net income	$58,882	$46,776	$136,793	$155,197
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$77,701	$63,472	$198,613	$180,036
Less:
Purchases of property and equipment	(2,835)	(1,792)	(11,777)	(3,468)
Capitalized internal-use software	(2,120)	(4,471)	(6,970)	(11,919)
Free cash flow, including acquisition expenses and restructuring costs(1)	$72,746	$57,209	$179,866	$164,649
Net cash provided by (used in) investing activities	$(66,534)	$45,544	$(94,160)	$48,933
Net cash used in financing activities	$(38,883)	$(174,052)	$(260,217)	$(428,339)
(1) Free cash flow includes acquisition costs paid of $0.7 million during the nine months ended September 30, 2026. Additionally, free cash flow includes restructuring costs paid of $1.1 million and $6.8 million during the three and nine months ended September 30, 2026, respectively, and $2.2 million during the nine months ended September 30, 2025.
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
Provision for (Benefit from) Income Taxes
We are subject to federal and state income taxes in United States and in foreign jurisdictions. Our effective tax rate is affected by tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions as well as non-deductible expenses, such as stock-based compensation, and changes in our valuation allowance.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$245,428	$215,118	$711,438	$616,069
Cost of revenue(1)	35,993	32,955	106,777	93,975
Gross profit	209,435	182,163	604,661	522,094
Operating expenses:
Research and development(1)	44,715	41,462	137,791	121,406
Sales and marketing(1)	98,527	101,009	317,294	285,390
General and administrative(1)	38,188	47,149	116,539	141,422
Restructuring charges	(218)	—	6,814	405
Total operating expenses	181,212	189,620	578,438	548,623
Income (loss) from operations	28,223	(7,457)	26,223	(26,529)
Interest and other income, net	4,324	7,405	9,954	32,921
Income (loss) before provision for income taxes	32,547	(52)	36,177	6,392
Provision for income taxes	14,251	4,628	19,452	14,115
Net income (loss)	$18,296	$(4,680)	$16,725	$(7,723)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$1,502	$1,467	$4,756	$4,422
Research and development(1)	11,876	8,958	33,133	26,789
Sales and marketing	10,421	11,796	34,510	37,024
General and administrative(2)	14,988	26,308	48,158	81,238
Total stock-based compensation expense	$38,787	$48,529	$120,557	$149,473
(1)    Stock-based compensation expense recorded to research and development in the condensed consolidated statements of operations excludes amounts that were capitalized for internal-use software.
(2)    General and administrative expense includes stock-based compensation associated with RSUs and PRSUs primarily granted to the former Executive Chairman of $10.1 million and $31.8 million for the three and nine months ended September 30, 2025, respectively.

The following table sets forth our condensed consolidated statements of operations data for the periods presented, as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	15	15	15	15
Gross profit	85	85	85	85
Operating expenses:
Research and development	18	19	19	20
Sales and marketing	40	47	45	46
General and administrative	16	22	16	23
Restructuring charges	—	—	1	—
Total operating expenses	74	88	81	89
Income (loss) from operations	11	(3)	4	(4)
Interest and other income, net	2	3	1	5
Income (loss) before provision for income taxes	13	—	5	1
Provision for income taxes	6	2	3	2
Net income (loss)	7%	(2)%	2%	(1)%
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	$242,710	$212,984	$29,726	14%
Professional services	2,718	2,134	584	27%
Total revenue	$245,428	$215,118	$30,310	14%
Total revenue increased by $30.3 million, or 14%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Of the total increase in revenue, approximately $14.8 million was attributable to revenue from existing customers as of September 30, 2025, net of contraction and churn, and approximately $15.5 million was attributable to revenue from new customers acquired during the twelve months ended September 30, 2026, net of contraction and churn.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$35,993	$32,955	$3,038	9%
Gross Margin	85%	85%
Cost of revenue increased by $3.0 million, or 9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by a $2.3 million increase in software license fees and third-party hosting costs, which was driven by the increased capacity and volume required to support new customers, and $0.9 million in amortization of internally capitalized software. Our gross margin remained flat at 85% for the three months ended September 30, 2026 and 2025.
Operating Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$44,715	$41,462	$3,253	8%
Sales and marketing	98,527	101,009	(2,482)	(2)%
General and administrative	38,188	47,149	(8,961)	(19)%
Restructuring charges	(218)	—	(218)	*
Total operating expenses	$181,212	$189,620	$(8,408)	(4)%
*not meaningful

The $8.4 million or 4%, decrease in our operating expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to lower stock-based compensation expenses from the departure of our former Executive Chairman in December 2025, personnel-related costs due to lower average headcount resulting from the impact of restructuring in May 2026 and costs associated with marketing activities. The overall decrease in operating expenses was partially offset by higher software license fees and acquisition-related professional fees.
Research and Development
Research and development expense increased by $3.3 million, or 8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by $2.9 million in stock-based compensation expense, reflecting new awards issued and $0.5 million in software license fees. The overall increase in research and development was partially offset by a $0.3 million decrease in personnel-related costs due to lower average headcount resulting from the impact of restructuring.
Sales and Marketing
Sales and marketing expense decreased by $2.5 million, or 2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by $1.7 million in advertisement, marketing, and branding costs and $1.4 million in stock-based compensation expense. The overall decrease in sales and marketing was partially offset by a $0.7 million increase in software license fees.
General and Administrative
General and administrative expense decreased by $9.0 million, or 19%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by $11.4 million in stock-based compensation expense primarily due to the departure of our former Executive Chairman in December 2025. The overall decrease in general and administrative was partially offset by an increase of $1.4 million in acquisition-related professional fees and $0.7 million in software license fees.
Restructuring charges
Restructuring charges for the three months ended September 30, 2026 were not material. See Note 12—Restructuring Charges.

Interest and Other Income, Net

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest income	$5,774	$8,776	$(3,002)	(34)%
Other expense, net	(1,450)	(1,371)	(79)	6%
Interest and other income, net	$4,324	$7,405	$(3,081)	(42)%

Interest income decreased by $3.0 million, or 34%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to reduction in average balances held in our marketable securities portfolios as a result of our share repurchase program.
Other expense, net remained relatively flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Provision for income taxes	$14,251	$4,628	$9,623	208%

We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the three months ended September 30, 2026 and 2025, we recorded a provision for income taxes of $14.3 million and $4.6 million on income (loss) before provision for income taxes of $32.5 million and $(0.1) million, respectively. The increase in the provision for income taxes for the three months ended September 30, 2026, was largely driven by higher income before provision for income taxes in the period compared to the same quarter of 2025 and lower excess tax benefits from stock-based compensation during the three months period ended September 30, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant changes to the U.S. tax code, including the immediate expensing of U.S. research and development costs, the immediate expensing of certain capital expenditures, and other tax code changes effective beginning in 2026. Based on our assessment, the effects of the enactment were not material.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Subscription services, software licenses and maintenance	$703,811	$609,159	$94,652	16%
Professional services	7,627	6,910	717	10%
Total revenue	$711,438	$616,069	$95,369	15%
Revenue increased by $95.4 million, or 15%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Of the total increase in revenue, approximately $58.5 million was attributable to revenue from existing customers as of September 30, 2025, net of contraction and churn, and approximately $36.9 million was attributable to revenue from new customers acquired during the twelve months ended September 30, 2026, net of contraction and churn. The substantial majority of our revenue continues to be generated from subscription services.

Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$106,777	$93,975	$12,802	14%
Gross Margin	85%	85%
Cost of revenue increased by $12.8 million, or 14%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Of the total increase, approximately $8.0 million is attributable to third-party hosting costs and software license fees, driven by the increased capacity and volume required to support new customers, $2.9 million in amortization of internally capitalized software, and $1.1 million in amortization of developed technology. Our gross margin remained flat at 85% for the nine months ended September 30, 2026 and 2025.
Operating Expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$137,791	$121,406	$16,385	13%
Sales and marketing	317,294	285,390	31,904	11%
General and administrative	116,539	141,422	(24,883)	(18)%
Restructuring charges	6,814	405	6,409	*
Total operating expenses	$578,438	$548,623	$29,815	5%
*not meaningful

The $29.8 million, or 5%, increase in our operating expenses in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily driven by higher personnel related costs due to annual compensation adjustments and internally capitalized software costs, marketing sponsorship costs, restructuring costs, software licensing fees and third-party hosting costs, professional service fees, and losses from hedging activities. The overall increase in operating expenses was partially offset by lower stock-based compensation expense from the departure of our former Executive Chairman in December 2025 and an average lower headcount resulting from the impact of restructuring in May 2026.
Research and Development
Research and development expense increased by $16.4 million, or 13%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by $6.4 million in stock-based compensation expense, $4.6 million in personnel costs due to annual compensation adjustments and internally capitalized software costs, partially offset by lower average headcount resulting from the impact of restructuring, $2.6 million in software licensing fees and third-party hosting costs, $1.1 million in professional service costs, and $1.1 million primarily related to cash flow hedging activities.
Sales and Marketing
Sales and marketing expense increased by $31.9 million, or 11%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by $15.9 million in personnel-related costs primarily from annual compensation adjustments, partially offset by lower average headcount resulting from the impact of restructuring, $10.3 million in marketing sponsorship costs, $2.4 million in software licensing fees, $1.5 million in reseller commissions, $1.2 million related to losses from hedging activities, $1.2 million in professional service fees, and $1.1 million in amortization of intangible assets. The overall increase in sales and marketing was partially offset by a $2.5 million decrease in stock-based compensation expense driven by an average lower headcount.
General and Administrative
General and administrative expense decreased by $24.9 million, or 18%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily driven by $33.2 million in stock-based compensation expense primarily due to the departure of our former Executive Chairman in December 2025. The overall decrease in general and administrative was partially offset by a $3.9 million increase in personnel-related costs primarily from annual compensation adjustments net of the impact from lower average headcount resulting from restructuring, $1.6 million in acquisition-related expenses, $1.6 million in software licensing costs, and $0.9 million in professional service fees.
Restructuring Charges
Restructuring charges of $6.8 million for the nine months ended September 30, 2026, consisted of employee severance and termination benefits related to the restructuring plan that we initiated in May 2026. See Note 12 —Restructuring Charges.
Interest and Other Income, Net

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest income	$19,029	$30,225	$(11,196)	(37)%
Other (expense) income, net	(9,075)	2,696	(11,771)	*
Interest and other income, net	$9,954	$32,921	$(22,967)	(70)%
*not meaningful

Interest income decreased by $11.2 million, or 37%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to lower balances maintained in our marketable securities portfolios as a result of our share repurchase program.
Other (expense) income, net changed by $11.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a $9.5 million foreign exchange loss during the period related to unfavorable changes in foreign currency exchange rates primarily in Indian rupee against the U.S. dollar, and $1.8 million from a gain on the sale of investments in the nine months ended September 30, 2025.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Provision for income taxes	$19,452	$14,115	$5,337	38%
We are subject to federal and state income taxes in the United States and taxes in foreign jurisdictions. For the nine months ended September 30, 2026 and 2025, we recorded a provision for income taxes of $19.5 million and $14.1 million on income (loss) before provision for income taxes of $36.2 million and $6.4 million, respectively. The increase in the provision for income taxes for the nine months ended September 30, 2026 was largely driven by higher income before provision for income taxes in the period compared to the corresponding period of 2025, offset by lower excess tax benefits from stock-based compensation during the nine months ended September 30, 2026.

Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $466.7 million and marketable securities of $229.5 million, which were primarily held for working capital resources.
As of September 30, 2026, we had an accumulated deficit of $3.5 billion. Our operating activities resulted in cash inflows of $198.6 million for the nine months ended September 30, 2026. In May 2026, we announced a restructuring plan that incurred restructuring charges of $6.8 million in the nine months ended September 30, 2026, consisting primarily of cash expenditures for separation-related and other employee benefits costs. The restructuring plan is complete as of September 30, 2026. See Note 12—Restructuring Charges.
Our material cash requirements from known contractual obligations consist primarily of our obligations under operating leases for office space and contractual obligations for third-party cloud infrastructure. See Note 7 — Leases and Note 8 — Commitments and Contingencies for additional discussion of our principal contractual commitments.
In February 2026, our board of directors (the Board) approved the share repurchase program, which authorized the repurchase of up to $400.0 million of our outstanding Class A common stock. For the nine months ended September 30, 2026, we repurchased a total of 26.8 million shares of Class A common stock under this program in open market transactions for an aggregate purchase price of $231.7 million. As of September 30, 2026, $168.3 million remained available for future share repurchases under the current program.
As of September 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$198,613	$180,036
Net cash (used in) provided by investing activities	(94,160)	48,933
Net cash used in financing activities	(260,217)	(428,339)
Cash Flows from Operating Activities
Net cash provided by operating activities of $198.6 million for the nine months ended September 30, 2026 reflects our net income of $16.7 million, adjusted for non-cash items such as stock-based compensation of $120.6 million, amortization of deferred contract acquisition costs of $26.8 million, depreciation and amortization of $25.1 million, net foreign currency loss of $10.3 million, non-cash lease expense of $8.1 million, change in deferred tax provision of $7.2 million and $1.0 million of other items; partially offset by $1.3 million from discount amortization on marketable securities. Additionally, net cash outflows from changes in operating assets and liabilities were $15.7 million. The net cash outflows from changes in operating assets and liabilities were primarily due to an increase of $30.9 million in deferred contract acquisition costs, decreases of $10.9 million in accrued and other liabilities and $8.6 million in operating lease liabilities, and an increase of $0.5 million in prepaid expenses and other assets; partially offset by a decrease of $14.7 million in accounts receivable and increases of $13.5 million in deferred revenue and $6.9 million in accounts payable.
Net cash provided by operating activities of $180.0 million for the nine months ended September 30, 2025 reflects our net loss of $7.7 million, adjusted for non-cash items such as stock-based compensation of $149.5 million, amortization of deferred contract acquisition costs of $23.4 million, depreciation and amortization of $19.2 million and non-cash lease expense of $7.0 million; offset by $5.5 million from discount amortization on marketable securities and $1.8 million gain on sale of non-marketable equity investments. Additionally, net cash outflows from changes in operating assets and liabilities were $4.3 million. The net cash outflows from changes in operating assets and liabilities were primarily due to increases of $29.4 million in deferred contract acquisition costs and $15.4 million in prepaid expenses and other assets, and a decrease of $5.7 million in operating lease liabilities; partially offset by increases of $24.3 million in deferred revenue, $13.2 million in accrued and other liabilities, $5.6 million in accounts payable and a decrease of $3.0 million in accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities of $94.2 million for the nine months ended September 30, 2026 consisted of $56.9 million paid for business combinations, net of cash acquired, $18.5 million in purchase of marketable securities, net of maturities and redemption, $11.8 million in purchases of property and equipment, which primarily include construction and improvements at our major offices, and $7.0 million in capitalized internal-use software.
Net cash provided by investing activities of $48.9 million for the nine months ended September 30, 2025 consisted of $62.2 million in maturities and redemptions of marketable securities, net of purchases and $2.0 million in proceeds from sale of non-marketable equity investments; offset by $11.9 million in capitalized internal-use software and $3.5 million in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities of $260.2 million for the nine months ended September 30, 2026 consisted of $234.6 million cash paid to repurchase shares of our common stock and $28.7 million in payment of withholding taxes on net share settlement of equity awards, partially offset by $3.1 million receipt of ESPP proceeds.
Net cash used in financing activities of $428.3 million for the nine months ended September 30, 2025 consisted of $386.3 million cash paid to repurchase shares of our common stock, including $1.8 million of unsettled stock repurchases as of December 31, 2024, and $45.4 million in payment of withholding taxes on net share settlement of equity awards; offset by $3.3 million of proceeds from the issuance of common stock under our employee stock purchase plan, net of taxes withheld.
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

There have been no changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2026 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report on Form 10-K filed with the SEC on February 26, 2026.
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
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is the U.S. dollar. The majority of our sales are derived in U.S. dollars. Our operating expenses incurred by our foreign subsidiaries are denominated in their respective local currencies, and remeasured at the exchange rates in effect on the transaction date. Additionally, fluctuations in foreign currency exchange rates may result in the recognition of transaction gains and losses in our condensed consolidated statements of operations. Our condensed consolidated results of operations and cash flows are, therefore, subject to foreign currency exchange rate fluctuations, particularly changes in the Indian rupee, British pound and euro, and may be adversely affected in the future due to changes in foreign currency exchange rates. Based on a sensitivity analysis we have performed as of September 30, 2026, a hypothetical 10% foreign currency exchange rate change applied to total monetary assets and liabilities denominated in currencies other than the U.S. dollar would result in a gain or loss of approximately $15.9 million.
To reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates, we entered into foreign exchange forward contracts to hedge a portion of our forecasted foreign currency expenses denominated in Indian rupee. Gains or losses on these contracts are generally recognized in income at the time the related transactions being hedged are recognized. As of September 30, 2026, the total notional amount of outstanding designated foreign currency forward contracts was $71.3 million. The fair value of derivative assets and liabilities as of September 30, 2026, and all related unrealized and realized gains and losses during the three and nine months ended September 30, 2026 and 2025 were not material.
Beginning in August 2026, we entered into short-dated foreign currency forward contracts to reduce the effect of exchange rate fluctuations on the remeasurement of rupee-denominated monetary assets and liabilities. These foreign currency forward contracts are not designated as hedging instruments, and changes in their fair value are recognized in earnings as they occur. Our policy limits these contracts to 90% of the identified exposure, measured as of each month end, and as a result these contracts do not eliminate our exposure to exchange rate movements. As of September 30, 2026, the total notional amount of outstanding contracts not designated as hedging instruments was $249.8 million.
We do not use foreign exchange contracts for speculative trading purposes and we may enter into other hedging transactions in the future if our exposure to foreign currency becomes more significant. We monitor our exposures in other currencies and assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
Interest Rate Risk
Our cash, cash equivalents, and marketable securities primarily consist of deposits held at financial institutions, highly liquid money market funds, and investments in U.S. treasury securities, U.S. government agency securities, corporate bonds and commercial paper. We had cash and cash equivalents of $466.7 million and marketable securities of $229.5 million as of September 30, 2026. We do not enter into investments for trading and speculative purposes. The carrying amount of our cash equivalents reasonably approximate fair value, due to the maturities of three months or less of these instruments. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
Based on an interest rate sensitivity analysis we have performed as of September 30, 2026, a hypothetical 100 basis points favorable or adverse movement in interest rates would not have a material effect in the combined market value of our cash and cash equivalents and marketable securities.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required to be set forth under this Item 1 is incorporated by reference to Note 8 — Commitments and Contingencies — Litigation and Loss Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
Stock repurchase activity during the three months ended September 30, 2026 was as follows (in thousands, except number of shares and average price paid per share):

Period by fiscal month	Total number of shares repurchased (1)	Average price paid per share (2)	Total number of shares repurchased as part of publicly announced plans or programs (3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)
July 1, 2026 - July 31, 2026	2,737,014	$9.94	2,737,014	$168,337
August 1, 2026 - August 31, 2026	—	$—	—	$168,337
September 1, 2026 - September 30, 2026	—	$—	—	$168,337
Total	2,737,014		2,737,014
(1) All of the shares purchased during the three months ended September 30, 2026 were acquired pursuant to our publicly announced share repurchase program described in footnote 3 below.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company's securities, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as set forth in the table below.

Name	Title	Action	Adoption Date	Expiration Date	Total number of shares of Class A common stock to be sold
Tyler Sloat	Chief Operating Officer and Chief Financial Officer	Adoption(1)	September 2, 2026	November 30, 2027	Up to 569,971 shares
Ryan Manning	Chief Product and Technology Officer	Adoption(1)	September 15, 2026	June 30, 2027	Up to 218,023 shares(2)
(1) Plan adopted in accordance with Rule 10b5-1(c)(1)(ii)(D)(2).
(2) The shares that may be sold under the Rule 10b5-1 trading plan include up to 218,023 shares of our Class A Common Stock that are subject to restricted stock unit awards previously granted to Mr. Manning that may vest and be released to Mr. Manning on or prior to June 30, 2027 (subject to the satisfaction of the applicable service-based vesting conditions). The actual number of shares that will be released to Mr. Manning pursuant to the restricted stock unit awards and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable. The actual number of shares that will be subject to the Rule 10b5-1 trading plan is not yet determinable.

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

Freshworks Inc.

Date:	November 3, 2026	By:	/s/ Dennis Woodside
Dennis Woodside
Chief Executive Officer and President (Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ Tyler Sloat
Tyler Sloat
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date:	November 3, 2026	By:	/s/ Philippa Lawrence
Philippa Lawrence
Chief Accounting Officer (Principal Accounting Officer)